Form 10QSB
period 1996-05-31
CELOX LABORATORIES INC
filed 1996-07-12
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of l934

For the quarterly period ended MAY 31, 1996, or

( )  Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from ______________to_______________.


Commission file number 0-19866


                            CELOX LABORATORIES, INC.
                    (Exact name of small business issuer as
                           specified in its charter)


           MINNESOTA                                       36-3384240
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)


856 SOUTH FIFTH STREET, HOPKINS, MINNESOTA                    55343
(Address of principal executive offices)                    (Zip code)


Issuers telephone number, including area code: (612) 933-2616


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of l934 during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of common stock, par value $.01 per share, outstanding on May 31, 1996 was 2,742,169.

Transitional small business format disclosure:

                               Yes _____ No __X__



                               Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                  May 31, 1996

                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

             Balance Sheet as of August 31, 1995
               and May 31, 1996                                              3

             Statement of Operations -- Three months ended May 31, 1995
               and 1996, and nine months ended May 31, 1995 and 1996         5

             Statement of Changes in
               Shareholders' Equity for the year
               ended August 31, 1995 and the nine
               months ended May 31, 1996                                     6

             Statement of Cash Flows -- Nine months
               ended May 31, 1995 and 1996                                   7

             Notes to Financial Statements                                   8


    ITEM 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                     10


PART II  OTHER INFORMATION                                                  16





CELOX LABORATORIES, INC.
BALANCE SHEET

ASSETS                                                     May 31,       August 31,
                                                            1996            1995
                                                         -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                           $   574,437    $   919,404
     Certificates of Deposit                                 865,839         99,000
     Short-term investments held for sale                        -0-        730,840
     Trade receivables                                       143,002         57,540
     Note and interest receivable, officer/stockholder           -0-         14,804
     Accrued interest receivable                              15,809         15,358
     Inventories                                              81,536         66,677
     Prepaid expenses                                          2,466          2,668
                                                         -----------    -----------
          TOTAL CURRENT ASSETS                             1,683,089      1,906,291
                                                         -----------    -----------

INVESTOR SETTLEMENT RECEIVABLE                                96,504        133,000


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Laboratory and production equipment                     202,324        191,709
     Office furniture and equipment                           78,764         76,538
     Leasehold improvements                                   64,390         64,390
                                                         -----------    -----------
                                                             345,478        332,637
     Less accumulated depreciation                          (242,287)      (206,499)
                                                         -----------    -----------
                                                             103,191        126,138
                                                         -----------    -----------
     TOTAL ASSETS                                        $ 1,882,784    $ 2,165,429
                                                         ===========    ===========


See Notes to Financial Statements



CELOX LABORATORIES, INC.
BALANCE SHEET

                                                            May 31,       August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                         1996           1995
                                                          -----------    -----------
CURRENT LIABILITIES
     Accounts Payable                                     $    21,143    $    18,394
     Accrued liabilities                                       32,557         34,534
                                                          -----------    -----------
          TOTAL CURRENT LIABILITIES                            53,700         52,928
                                                          -----------    -----------
DEFERRED RENT                                                   1,928          5,399

SHAREHOLDERS' EQUITY
     Common stock                                              27,422         27,422
     Additional contributed capital                         5,251,756      5,251,756
                                                          -----------    -----------
                                                            5,279,178      5,279,178
     Accumulated deficit                                   (3,452,022)    (3,210,874)
     Unrealized gains on investments available for sale             0         38,798
                                                          -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                        1,827,156      2,107,102
                                                          -----------    -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                    $ 1,882,784    $ 2,165,429
                                                          ===========    ===========


See Notes to Financial Statements.


CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS

                                                    Three months ended             Nine months ended
                                                           May 31,                       May 31,
                                                 --------------------------    ---------------------------
                                                      1996          1995           1996           1995
                                                 -----------    -----------    -----------    -----------
REVENUES
        Net sales                                $    76,462    $    73,901    $   325,694    $   221,160
        Cost of products sold                         39,263         51,648        149,484        158,480
                                                 -----------    -----------    -----------    -----------
GROSS MARGIN                                          37,199         22,253        176,210         62,680
                                                 -----------    -----------    -----------    -----------
OPERATING EXPENSES
        Research and development                      32,582         48,582        112,108        114,850
        Marketing and sales                           65,142         75,727        188,630        202,751
        Administrative                                81,906         66,890        235,689        222,737
                                                 -----------    -----------    -----------    -----------
        Total operating expenses                     179,630        191,199        536,427        540,338

OPERATING LOSS                                      (142,431)      (168,946)      (360,217)      (477,658)

OTHER INCOME (EXPENSE)
        Interest and investment income                20,398         38,216         91,319        114,499
        Investment gain (loss)                             0              0         27,750       (317,683)
        Investor Settlement Income                         0              0              0        317,683
                                                 -----------    -----------    -----------    -----------
        Total other income (expense)                  20,398         38,216        119,069        114,499

LOSS BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                          ($  122,033)   ($  130,730)   ($  241,148)   ($  363,159)

        Cumulative effect of accounting change
        on years prior to fiscal 1995,
        net of tax (Note C)                                0              0              0        253,621

NET LOSS                                         ($  122,033)   ($  130,730)   ($  241,148)   ($  109,538)
                                                 ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE BEFORE CUMULATIVE
        EFFECT OF ACCOUNTING CHANGE              ($     0.04)   ($     0.05)   ($     0.09)   ($     0.13)

CUMULATIVE EFFECT PER COMMON SHARE
        OF ACCOUNTING CHANGE                               0              0              0           0.09

LOSS PER COMMON SHARE                            ($     0.04)   ($     0.05)   ($     0.09)   ($     0.04)
                                                 ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING                  2,742,169      2,744,669      2,742,169      2,750,933
                                                 -----------    -----------    -----------    -----------


See Notes to Financial Statements



CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                      Additional                       Unrealized
                                             Common Stock               Paid-in      Accumulated       Gain on inv.
                                        Shares           Amount         Capital        Deficit       Avail. for Sale       Total
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1993            2,857,769         $28,578       $5,369,838     ($1,655,958)             0         $3,742,458

  Common stock repurchase               (94,200)           (942)        (102,312)                                         (103,254)
  Common stock issued                     1,100              11            1,155                                             1,166
  Net loss for the year                                                               (1,208,302)                       (1,208,302)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1994            2,764,669         $27,647       $5,268,681     ($2,864,260)             0         $2,432,068

  Common stock repurchased              (22,500)           (225)         (16,925)                                          (17,150)
  Unrealized gains for the period                                                                        38,798             38,798
  Net loss for the year                                                                (346,614)                          (346,614)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1995            2,742,169         $27,422       $5,251,756    ($3,210,874)        $38,798         $2,107,102

  Unrealized losses for the period                                                                      (38,798)           (38,798)
  Net loss for the period                                                             (241,148)                           (241,148)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1996               2,742,169         $27,422       $5,251,756     ($3,452,022)           $0          $1,827,156
===================================================================================================================================


See Notes to Financial Statements.




CELOX LABORATORIES, INC.
STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED
                                                                          MAY 31,
                                                                   ----------------------
                                                                      1996        1995
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss for the period                                    ($241,148)   ($109,538)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
                Cumulative effect of accounting change                     0     (253,621)
                Depreciation and amortization                         35,788       38,198
                Deferred rent expense                                 (3,469)      (3,469)
                Changes in assets and liabilities:
                    (increase) decrease in:
                        Accounts receivable                          (85,462)      18,038
                        Accrued interest receivable                   10,353      (17,939)
                         Inventories                                 (14,859)      12,347
                         Prepaid expenses                                203       (3,910)
                         Officer Note Receivable                       4,000       19,000
                    Increase (decrease) in:
                         Accounts payable                              2,748      (26,933)
                         Accrued liabilities                          (1,978)      (7,917)
                                                                   ---------    ---------
                Net cash used in operating activities               (293,824)    (335,744)
                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investments- Bank Certificates of Deposit                   (766,839)     290,208
        Sale of short-term investments held for sale                 728,538            0
        Purchase of equipment & leasehold improvements               (12,842)      (1,001)
                                                                   ---------    ---------
                Net cash (used) provided by investing activities     (51,143)     289,207
                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Purchase of common stock                                           0      (17,150)
                                                                   ---------    ---------
                Net cash used in financing activities                      0      (17,150)
                                                                   ---------    ---------
                Net decrease in cash and cash equivalents           (344,967)     (63,687)

CASH AND CASH EQUIVALENTS:
        Beginning of period                                          919,404      475,357
                                                                   ---------    ---------
        End of period                                              $ 574,437    $ 411,670
                                                                   =========    =========


See Notes to Financial Statements.



CELOX LABORATORIES, INC,
NOTES TO FINANCIAL STATEMENTS                                      May 31, 1996

NOTE A--BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's August 31, 1995 Form 10-KSB. This quarterly report should be read in connection with such annual report.


NOTE B--CASH AND CASH EQUIVALENTS

         For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE C--SHORT-TERM INVESTMENTS

         The Company had invested excess cash in the Piper Jaffray Institutional Government Income Portfolio Fund (Piper Fund). During the quarter ended February 29, 1996, the Company sold all remaining shares in this Fund.

         During the first quarter of Fiscal 1995, the Company recognized previously reported unrealized losses as a cumulative adjustment due to an accounting change in the Statement of Operations in compliance with the provisions of FASB 115 which was adopted at the beginning of the year. This one time adjustment resulted in a $253,621 increase in reported income for the three month's ended November 30, 1994.

         As an alternative to the Piper Fund, the Company has utilized Bank Certificates of Deposit. As of May 31, 1996 the Company has investments of $865,839 in Certificates of Deposit. Certificates of deposit are made only with the highest rated banks and less than $100,000 is deposited at any one bank. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments.


NOTE D--REPURCHASE OF COMMON STOCK

         Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market transactions at prices not to exceed $1.75 per share. At May 31, 1996, the Company had repurchased 136,700 shares at prices ranging from $0.85 to $1.58 per share.


NOTE E--LOSS PER COMMON SHARE

         Loss per share is computed based upon the weighted average number of common shares outstanding during the period. The Company has determined that under the modified treasury stock method, there would be no change in earnings per share due to outstanding common stock equivalents. Fully diluted and primary loss per share are the same amounts for each of the periods presented.


NOTE F--RECLASSIFICATION

         Certain 1995 amounts have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income (loss) as previously reported.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Celox Laboratories, Inc. ("Celox" or the "Company") is a biotechnology company formed in 1985 that researches, develops, manufactures and markets cell biology products used in the propagation of cells derived from mammals, including humans, and other species. These specialized cell growth products are used primarily in academic, pharmaceutical, diagnostic and other commercial laboratories to improve the growth condition, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons and human growth factor. The Company focuses primarily on solving the fundamental problems associated in culturing cells with the use of serum, which is derived from the whole blood of animals and humans. The Company's research activities have resulted in proprietary technology which has been used to commercialize its non-serum growth media, cell freezing solutions and other cell biology products.

         Celox currently manufactures and markets 36 products. Celox's proprietary products consist of four serum replacement products, TCM, TM-235(TM), TCH(TM), and VaxMax(TM) and a cell freezing medium, Cellvation(TM). VaxMax(TM) was developed specifically for use in the production of veterinary vaccines.

         Celox also manufactures ten basal media formulations, a series of buffered salt solutions, other cell biology reagents and a variety of custom formulations.

         An additional proposed product, ViaStem(TM), continues to undergo further analysis in pre-clinical testing. This product was developed to improve the preservation of critical cells (e.g. stem cells) which are required for bone marrow transplantation. Other potential applications for ViaStem(TM) include the preservation of umbilical cord blood and platelets. Currently, Memorial Blood Centers of Minnesota and the University of Cincinnati's Hoxworth Blood Center will be providing additional pre-clinical data on ViaStem(TM).

         During the quarter ended May 31, 1996, the Company received an Office Action from the United States Patent and Trademark Office (USPTO) in connection with its patent application for ViaStem(TM). The Office Action (i) allowed several claims, and (ii) indicated that several claims are allowable over the prior art and would be in condition for allowance upon the entry of minor amendments. An Amendment and Response has been prepared and filed which places all claims in condition for allowance. A notice of allowance is expected from the USPTO within the next few months. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty.

         During February, 1996 the Company entered into an agreement with the Department of the Army, Walter Reed Army Institute of Research (WRAIR) that provides for a Cooperative Research and Development Agreement for Material Transfer which encompasses the Company's ViaStem(TM) product.

         The Company has received its first Drug Master File classification from the Food and Drug Administration (FDA) for TCM. This classification will expedite the FDA approval process for customers who want to use the Company's TCM product in the manufacture of drugs or drug substances for human use. The Company is in the process of gaining similar status for its other proprietary products.

         In April, 1994 the Company entered into an agreement with American Type Culture Collection (ATCC), Rockville, MD, the world's largest public archive of living biological cultures and genetic materials. ATCC serves the international scientific community by acquiring, preserving and distributing strains of the most diverse collection of organisms and derivative biological materials in the world. Under the agreement, ATCC will distribute cell lines adapted to the Company's non-serum products as well as other associated products worldwide. Orders for growth media under this agreement have continued during the current fiscal year.

         During July of 1995, the Company completed a non-exclusive world-wide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN is marketing Celox's TCM, TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). Initial orders under this agreement were shipped in the last quarter of Fiscal 1995 and additional orders have been received during the first nine months of this fiscal year.

         ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.


RESULTS OF OPERATIONS

         Beginning with fiscal 1995 the Company adopted the provisions of FASB No. 115 as it relates to classification of investments available for sale. Under the provisions of this release, losses on the Company's investments available for sale are recognized as a separate component of shareholders' equity. During the first quarter of Fiscal 1995, the Company recognized previously reported unrealized losses as a cumulative adjustment due to an accounting change in the Statement of Operations. This one time adjustment resulted in a $253,621 increase in reported income for the three month's ended November 30, 1994. As of May 31, 1996, the Company no longer holds any investments which would be classified as investments available for sale.

         The Company had recorded an Investor Settlement Receivable in the amount of $133,000 on the Balance Sheet in order to reflect the expected settlement proceeds from a class action lawsuit which was brought on behalf of investors in the Piper Fund. In December, 1995, the District Court Judge approved the Class action Settlement and based upon the statements received from the Attorney's for the plaintiffs the Company believes the Settlement Receivable is properly valued. The first payment from the settlement was received during the quarter ended May 31, 1996. The current balance in the Investor Settlement Receivable is $96,504.

         A separate Class Action lawsuit against the Fund's auditors, KPMG Peat Marwick, has been certified by the Court.

         During the quarter ended May 31, 1996, the Company had net sales of $76,462 which was an increase of $2,561 or 3.5% from $73,901 reported in the same quarter for the prior year. For the nine months ended May 31, 1996 net sales totalled $325,694 versus $221,160 for the nine months ended May 31, 1995. This represents an increase of 47% over the previous period. The increase between years results from increased orders for the Company's proprietary products in general, higher distributor sales and an increased customer base.

         The Company had a net loss of $122,033 for the quarter ended May 31, 1996 compared to a net loss of $130,730 for the same period in the previous year. For the nine month period, a net loss of $241,148 was incurred in fiscal 1996 as compared to a net loss of $109,538 in fiscal 1995. On a per share basis, the loss for the quarter equalled 4 cents versus a 5 cent loss in the same period in fiscal 1995. For the nine months ended May 31, 1996 the net loss per share was 9 cents as compared to a net loss of 4 cents in the prior year.

         As was disclosed in the Form 10-QSB for the quarter ended November 30, 1994, the cumulative effect of an accounting change created an income item amounting to $253,621 or 9 cents per share which was included in the nine month results in fiscal 1995. Excluding this cumulative effect, a 13 cent per share loss would have resulted.

         The improvement in loss before the cumulative effect of accounting change for both the current quarter and the current nine month period as compared to the previous fiscal year results from increased sales, continued emphasis on expense control and increased amounts of other income.

         The cost of products sold was 51% of net sales for the three months ended May 31, 1996, as compared to 70% of net sales for the three months ended May 31, 1995. For the nine month period, cost of products sold was 46% compared to 72% during the same period in the previous fiscal year. The significant improvement between years for each of the respective reporting periods is a combination of higher sales volume to cover fixed manufacturing costs as well as a greater level of sales of proprietary products which have higher margins than standard formulations. Additionally, manufacturing labor and other production costs have been consistently controlled.

         An operating loss of $142,431 was generated for the quarter ended May 31, 1996 compared to an operating loss of $168,946 for the same period in the previous year. For the nine months ended May 31, 1996 the Company had an operating loss of $360,217 versus $477,658 for the nine months ended May 31, 1995. The significant improvement between years for both the quarter and the nine month period is due in general to increased sales and higher margins coupled with lower operating expenses.

         The Company received interest and investment income of $20,398 during the quarter ended May 31, 1996 as compared to $38,216 in the prior year. Interest and investment income for the nine month period was $119,068 in fiscal 1996 compared to $114,499 for the same period in fiscal 1995. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter as compared to the previous year results from reduced investment balances as the Company uses capital in its operations as well as lower effective interest rates resulting from a transfer of amounts from the Piper Fund into bank certificates of deposit. The small increase between years for the respective nine month periods is due to special dividends paid out from the Piper Fund during the second quarter of the current year.

         Investment gains of $27,750 were realized during the nine month period ended May 31, 1996. This compares to investment losses of $317,683 for the comparative nine month period in the previous fiscal year which reflected a write-down in the net realizable value of investments available for sale. An investor settlement receivable offset this write-down and as a result it had no net effect on reported results for the period.

         As was disclosed in previous sections of this Form 10- QSB, Piper Jaffray and the Class Action Plaintiffs have agreed to settle a lawsuit which was brought against the Piper Fund by investors. A lawsuit filed against the Fund's auditors, KPMG Peat Marwick, is still being pursued by investors other than the Company. The Company has not filed a lawsuit nor has it decided if it will join in any future class actions, but has not eliminated these options as a possibility in the future. For additional discussion of this Fund see the Company's 1995 Form 10-KSB.

         Operating expenses decreased $11,569 (6%) to $179,630 from $191,199 for the quarter ended May 31, 1996 and decreased by $3,911 (1%) to $536,427 from $540,338 for the nine months ended May 31, 1996 compared to the comparable period in the previous fiscal year. The decrease during the current quarter and the nine month period as compared to the prior year is due to the timing and amount of research and development expenditures as well as reduced marketing and sales expenses offset by higher administrative expenditures.

         Research and development costs decreased by $16,000 to $32,582 from $48,582 in the current quarter as compared to the previous fiscal year. For the comparative nine month periods, research and development expenses decreased by $2,742 to $112,108 from $114,850. The decreases for both the quarter and nine months ended May 31, 1996 as compared to the respective periods in the previous year result from the timing of expenditures in the areas of salaries and wages and patent expenses incurred in connection with the ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of pre-clinical and clinical trials for ViaStem(TM).

         Marketing expenses decreased by $10,585 (14%) to $65,142 from $75,727 for the quarter ended May 31, 1996 and by $14,121 (7%) to $188,630 from $202,751 for the nine months then ending as compared to the comparable periods in 1995. The decreases are attributable to the amount and timing of advertising, promotional materials and trade show expenses between years.

         Administrative expenses increased by $15,016 (22%) for the three months ended May 31, 1996 compared to the previous fiscal year to $81,906 from $66,890. Administrative expenses increased by $12,952 (6%) for the nine month period ended May 31, 1996 to $235,689 from $222,737. The variances for both of the respective reporting periods are due to increased accounting and legal fees offset by a reduction in other administrative costs.


LIQUIDITY AND CAPITAL RESOURCES

         Capital resources on hand at May 31, 1996, include cash and short-term investments of $1,440,276 and net working capital of $1,629,389. This represents a decrease of $308,968 (17.7%) in cash and short-term investments and a decrease of $233,974 (12.1%) in net working capital as compared to August 31, 1995.

         The Company anticipates spending approximately $30,000 in fiscal 1996 on capital expenditures. Through May 29, 1996 approximately $12,800 has been spent on capital expenditures. The majority of the planned expenditures will be used to acquire manufacturing and research equipment.

         The lease for the Company's facilities terminates in October of 1996. The Company is currently evaluating several alternative sites. Capital expenditures and tenant improvements in addition to the $30,000 mentioned above could be required.

         The Company believes that its capital resources on hand at May 31, 1996, together with revenues from product sales, will be sufficient to meet its cash requirements for the near future.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is a member of the class in the KPMG Peat Marwick action as it relates to their audit of the Piper Jaffray Institutional Government Income Portfolio Fund, on whose behalf litigation has been commenced in federal district court in Minneapolis. The Company has not directly participated in the litigation and the Company does not believe any material developments in the status of the litigation occurred during the quarter which is the subject of this report.

         The Company is a defendant in a wrongful termination lawsuit brought by a former employee who was in the probationary period at the time of the termination. The Company believes that the lawsuit is without merit and will vigorously defend that position. The Company has served the attorneys for the plaintiff with a document entitled Defendant's Answer and Counterclaim.

Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None

Item 6.  (A) Exhibits

         None

         (B) Reports on Form 8-K

         None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CELOX LABORATORIES, INC.


Dated: July 11, 1996                   By: /s/ Milo R. Polovina
                                           Milo R. Polovina, President &
                                           Principal Financial Officer