Form 10KSB
period 1996-08-31
CELOX LABORATORIES INC
filed 1996-11-27
CIK 883720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

Commission file number:  0-19866

                            CELOX LABORATORIES, INC.
                 (Name of small business issuer in its charter)

            Minnesota                                            36-3384240
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                856 South Fifth Street, Hopkins, Minnesota 55343
                    (Address of principal executive offices)

                    Issuer's telephone number: (612) 933-2616

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes __No__

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's sales for its most recent fiscal year were $367,546.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on October 31, 1996 as reported on the Over-the-Counter Market, was approximately $995,385. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this number, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 31, 1996, the registrant had outstanding 2,742,169 shares of Common Stock.

         Transitional Small Business Disclosure Format.  ___ Yes __X__ No


                                     PART I

ITEM 1 - BUSINESS

         In fiscal 1995, Celox Corporation changed its name to Celox Laboratories, Inc. The Company is a biotechnology company formed in 1985 that researches, develops, manufactures, and markets cell biology products that are used in the propagation of cells derived from mammals, including humans, and other species. (In fiscal 1993, the Company changed its reporting status from a development stage enterprise to a regular operating corporation.) These specialized cell growth products are used primarily in academic, pharmaceutical and other commercial laboratories to improve the growth, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons, and human growth factor. Since its inception, the Company has pursued a strategy of developing non-serum based products for the growth of human and other mammalian cells which management believes will have significant commercial potential.

BACKGROUND

         To date, the Company has focused its efforts on commercial applications of cell biology -- the science of life processes at the cellular level. Cell biology involves the study of the molecular, physical, nutritional, and hormonal needs of cells. The cell is the basic sub-unit of every living system and thus exerts a significant influence on the functioning of the entire organism. Cells are complex, having their own power supplies, digestive systems, communication networks, and centers for producing biological products. The cell holds the key to solving major health problems such as cancer, Acquired Immune Deficiency Syndrome ("AIDS"), atherosclerosis, genetic disorders, diabetes, and mental illness. Having accumulated information concerning cells and cellular functions, scientists are able to manipulate cells outside the body in their efforts to address these major health problems.

         The development of genetic engineering and the use of mammalian cells for the production of biological products has advanced cell culturing to new levels. The manipulation or culturing of cells for production of diagnostic and therapeutic products is an area of significant commercial growth for biotechnology companies and pharmaceutical firms. Products currently subject to research efforts include products to treat and detect AIDS, cancer, growth disorders, and cardiovascular disease. The medical community now has access to once unavailable cellular products, such as monoclonal antibodies, interferons, and human growth factors. As a result, more emphasis is being placed on the development of cell culturing technology.

         Culturing of mammalian cells, tissues, and bacteria is now a widely used technique in the biological sciences, from the basic sciences of cell and molecular biology to the rapidly evolving area of biotechnology. The advent of growing cells IN VITRO (i.e., in cultures or outside the organism) has permitted extensive studies of specific human and other mammalian cellular functions. Isolated cells are being used increasingly in the study of biological phenomena such as chemical toxicity of therapeutic drugs, cancer cell growth and regulation, and for the production of cell-derived biological products. The types of cells that can be grown IN VITRO include muscle, cartilage, liver, lung, breast, skin, bladder, kidney, pancreatic islet cells, and genetically altered cells producing biological products.

         Recreating IN VIVO (i.e., in the organism) interactions in an IN VITRO environment requires special nutrients conducive to cell growth. Once the cells are separated from the complex tissue organization in which they normally thrive, cell biologists, using a cell growth medium as a base, can optimize the IN VITRO nutritional, hormonal, and physical factors that promote propagation.

         Culturing of human and other mammalian cells requires the use of a nutrient source of cell growth medium. Typically this growth medium includes a mixture of 80% to 90% basal medium that consists of amino acids, sugar, salts, vitamins, and 10% to 20% serum. Serum is derived from the whole blood of humans and other species and provides growth factors necessary for cells to continue to divide in culture. Although serum provides various proteins, enzymes, hormones, trace elements, and undefined regulators for cell growth, accumulated evidence suggests that many of these components are extraneous and may complicate the purification of cell-derived medical and biological products. Serum availability and pricing are volatile and serum can exhibit significant biological variability, including contaminants, thereby affecting researchers' experimental results and commercial manufacturers' budgeting and product consistency. Accordingly, if users are unable to purchase a project's entire serum requirement from the same lot, they may be required to test the quality of the serum throughout the duration of the project.

Based on research conducted by the Company and its experience with the disadvantages of cell growth media containing human serum, fetal calf serum, horse or other animal serum, the Company developed serum-free supplements that optimize the growth of a variety of cell types. These supplements contain known concentrations of identified components that remain constant from production lot to lot and can eliminate potential contaminants such as viruses and bacteria.

PRODUCTS AND SERVICES

The Company markets over 30 different products. The Company's proprietary products consist of four different serum-free supplements: TCM, TM-235(TM), TCH(TM), and VaxMax(TM) and a cell freezing medium, Cellvation(TM). VaxMax(TM), introduced in September of 1993, was developed specifically for use in the production of veterinary vaccines. An additional proposed product, ViaStem(TM), continues to undergo further analysis in pre-clinical testing. This product was developed to improve the preservation of critical cells (e.g., stem cells), which are required for bone marrow transplantation. The Company also manufactures eleven basal media formulations, a series of buffered saline solutions, other cell biology reagents, and a variety of custom formulations.

         SERUM-FREE SUPPLEMENTS

         The Company has developed four technically advanced serum-free supplements to address the inadequacies of serum-based media. The Company's defined basal media supplements, TCM, TM-235(TM), TCH(TM), and VaxMax(TM) are fortified, low-protein, multipurpose serum-free supplements formulated for the long-term culturing of a wide variety of cell types. These supplements contain chemically-defined, growth-promoting factors that enhance the growth, productivity, and purity of highly specialized cells that secrete biological products such as monoclonal antibodies, interferons, human growth factor, insulin, tissue, plasminogen, enzymes, and vaccines. These supplements also improve the biochemical analysis of nutrient and hormonal effects on the differentiation and function of cells.

         TCM was formulated as a general serum replacement for a variety of cell types from species including rodent, dog, cat, rabbit, pig, monkey, and human. This product was designed for cost-effective use. TCM is not highly specific to a single cell type and is therefore effective in many research and manufacturing situations. TCM has a Drug Master File classification from the Food and Drug Administration (FDA), which makes it suitable for the manufacturing of biologicals (e.g., vaccines, monoclonal antibodies, etc.).

         TM-235(TM) is similar to TCM, but contains additional proprietary components. This product was developed for cell lines that require more than 10% fetal calf serum and is slightly more expensive than TCM. A Drug Master File
(DMF) is being prepared for TM-235(TM).

         TCH(TM) was developed specifically for human hybridomas (cell secreting monoclonal antibodies) and other human cells of lymphoid origin (originating in the lymphatic or immune system). TCH(TM) contains no animal proteins and is compatible for use in the production of human biological products. A Drug Master File (DMF) is being prepared for TCH(TM).

         VaxMax(TM) is a cost effective serum reducer specifically designed for use by manufacturers of veterinary vaccines. It was formulated to provide optimal cell growth and virus production. VaxMax(TM) has been used by veterinary vaccine manufacturers to enhance production while lowering overall costs.

         The Company sells TCM, TM-235(TM), TCH(TM), and VaxMax(TM) at prices competitive with serum and other serum-free supplements. (See "Business -- Competition.") The reliability and rigorous quality control involved in manufacturing TCH, TM-235(TM), TCH(TM), and VaxMax(TM) allow researchers to purchase as little as a one-week supply of supplements rather than enough for an entire project as is often necessary with serum-based media. The consistency of TCM, TM-235(TM), TCH(TM), and VaxMax(TM) reduces the need to qualify the supplements prior to each use. TCM, TM-235(TM), and TCH(TM) are concentrated to a level of fifty times in small-volume packages for easier shipment and storage than comparable amounts of serum, which are typically sold in non-concentrated form. VaxMax(TM) is concentrated to a level of one hundred times.

         CELLVATION(TM)

         Cellvation(TM) is a cryopreservative, or cell freezing medium, used in the storage of cells at ultra-low temperatures. Cellvation(TM) does not contain any type of serum or dimethyl sulfoxide, both of which have traditionally been used in cell freezing. Although the Company believes Cellvation(TM) is ideal for cells grown without serum, it may also be used for cells cultivated in serum.

         VIASTEM(TM)

         ViaStem(TM) is a cell solution that was developed as a new technology for ultra-low temperature preservation of critical cells like those required for bone marrow transplantations. The Company believes that ViaStem(TM) has the potential of preventing certain complications associated with current procedures, such as toxicity and nausea. Preliminary data indicates that ViaStem(TM) increases the viability and preservation of critical cells. Other potential applications for ViaStem(TM) include preservation of umbilical cord cells, platelets, and red blood cells. ViaStem(TM) is currently undergoing pre-clinical testing and the Company anticipates beginning human trials after the pre-clinical testing is completed.

         BASAL MEDIA FORMULATIONS

         The Company manufactures eleven products based on standard published formulations. Liquid basal media contains ultra-filtered water, essential and non-essential amino acids, vitamins, and inorganic and organic components. Generally, the basal medium plus a serum-free supplement provides the complete growth medium.

         BUFFERED SALINE SOLUTIONS

         The Company manufactures nine standard formulations, of which five products are available at standard concentration levels of one and ten times. Applications include cell rinsing, short-term storage, and washing solution for diagnostic tests.

         OTHER CELL BIOLOGY REAGENTS

         The Company also manufactures and sells several reagents, including enzyme, antibiotic, buffer, and amino acid solutions, and custom formulations.

MARKETS AND MARKETING

         The Company sells its products primarily to academic, pharmaceutical, and other commercial laboratories. In addition, the Company markets its products through distributors, direct mail, telemarketing, new product releases, and advertisements in trade publications and scientific journals. The Company has distribution agreements for the sale of its products worldwide including the USA, Europe, Canada, Japan, Latin America, and the Pacific Rim.

         In April of 1994, the Company entered into an agreement with American Type Culture Collection (ATCC), Rockville, MD, the world's largest public archive of living biological cultures and genetic materials. ATCC serves the international scientific community by acquiring, preserving, and distributing strains of the most diverse collection of organisms and derivative biological materials in the world. Under the agreement, ATCC will distribute cell lines adapted to the Company's non-serum products as well as other associated products worldwide. Orders for cell lines and growth media under this agreement continued during fiscal 1996.

         During July of 1995, the Company entered into a non-exclusive worldwide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN will market Celox's proprietary serum-free cell biology products and Cellvation(TM). Initial orders under this agreement began in the final quarter of fiscal year 1995 and continued during fiscal 1996. ICN has requested to market the Company's entire product line. The Company is currently negotiating the terms of this potential agreement, excluding ViaStem(TM).

         ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products, and biotechnology research products in over 60 countries in North and Latin America, Eastern and Western Europe, and the Pacific Rim countries.

         Beginning in fiscal 1997, the Company will provide its proprietary products to Sigma Chemical Company under a private label distribution agreement.

CUSTOMERS

         The Company markets its products to academic, pharmaceutical, and diagnostic companies. The Company's three largest customers accounted for 55% of the Company's revenues during fiscal 1996. These customers each accounted for more than 10% of the Company's revenue for the past fiscal year. The loss of any one would have a material adverse, short-term effect on the Company. However, one of the customers is comprised of many labs and a loss of the total account is unlikely. (See Note 5 of Notes to Financial Statements.)

         In December 1991, the Company was awarded a General Services Administration, Federal Supply Service Agreement ("GSA Agreement"), commencing in January 1992 and terminating in December 1996. By receiving the GSA Agreement, the Company's products have been qualified for use by numerous institutions, including the National Institutes of Health, National Cancer Institute, Veterans Administration, and United States Department of Agriculture. The Company is currently evaluating whether it is in the Company's best interest to renew this agreement.

RESEARCH AND DEVELOPMENT

         Although the Company has completed the research and development of its current products, the Company intends to refine these products, as necessary, to meet customer requirements and to take advantage of technological changes. Additionally, the Company intends to continue to identify factors that affect the growth, differentiation, and replication of cells, particularly human cells. For the years ended August 31, 1995 and 1996, the Company spent approximately $146,193 and $132,534, respectively, on research and development. During fiscal year 1996, the Company's primary research and development efforts continued to focus on the development of pre-clinical data on ViaStem(TM). This pre-clinical data is being developed through collaborative agreements with the Hoxworth Blood Center at the University of Cincinnati and the Memorial Blood Centers of Minnesota.

         During February of 1996, the Company entered into an agreement with the Department of the Army, Walter Reed Army Institute of Research (WRAIR) that provides for a Cooperative Research and Development Agreement for Material Transfer that encompasses the Company's ViaStem(TM) product.

MANUFACTURING AND DISTRIBUTION

         The manufacture of the Company's products requires sterilization of glassware and packaging, assembly of the chemical components, mixing, sterile filtration, aseptic packaging of the final product, and quality control testing. The assembly, mixing, filtration, and packaging take approximately two to three days, after which the supplements are quarantined for a minimum of three weeks until quality control testing has been completed. The Company tests its supplements for cell growth potential, purity, sterility, uniformity, and integrity.

         The materials used in the Company's products are available from many sources, although the Company utilizes a select group of vendors to ensure consistency. The manufacturing process requires biological, chemical, and packaging supplies and equipment that are generally available from several suppliers.

         The Company packages and ships its products from its facility in Hopkins, Minnesota. The Company generally ships within 24 hours after receiving a purchase order. (See "Item 2 - Properties" for further discussion of Company facilities.)

COMPETITION

         Competition in the biotechnology industry is intense and comes form independent cell biology companies, major pharmaceutical firms, and university-affiliated entities both in the United States and in foreign countries. Certain of these companies have extensive experience in the biotechnology industry and most have substantially greater financial, technical, marketing, and management resources than the Company. A significant amount of cell biology activity is carried out at universities and other non-profit research organizations. These entities are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking protection for their technology and products. These institutions also compete with the Company in recruiting highly trained personnel.

         The Company's defined serum-free supplements compete with serum and serum-free growth media products from a number of companies, including Gibco/Life Technologies, Inc.; Irvine Scientific, Inc.; and Boehringer Mannheim Corporation. The principal competitive factors for these products are performance, price, reliability, and packaging. The Company's products compete on the basis of all four factors, although management believes its principal competitive advantages are performance and price. The Company's defined basal media supplements also compete with serum products, which have traditionally dominated the market for cell growth media. Manufactures of these products include Gibco/Life Technologies, Inc.; J.R.H. Biosciences, Inc.; Hyclone Laboratories, Inc.; and Sigma Chemical Company. The Company believes that its products have a competitive advantage over serum-based products on the basis of performance, packaging, and price stability. Many of the same manufacturers also produce products that compete with the Company's basal media formulations, buffered saline solutions, and other cell biology reagents.

TRADE SECRETS AND PROPRIETARY TECHNOLOGY

         The Company's ability to compete effectively with other producers may be materially dependent on the proprietary nature of its technologies. The Company pursues a policy of protecting its technological position through the use of trade secrets. Because patenting requires disclosure of technology to the public, and because the nature of certain technology renders policing of infringement difficult, the Company believes its proprietary technology is better protected by maintaining strict security and secrecy than by obtaining patents. There can be no assurance, however, that competitors will not independently develop substantially the equivalent information or techniques, or otherwise gain access to the Company's know-how, such as through the employment of scientific personnel who previously worked for the Company.

         To protect its trade secrets, the Company marks all of its proprietary documents confidential, distributes confidential information on a "need-to-know" basis only and uses employee confidentiality agreements. All of the Company's employees have signed, and future employees and consultants will sign, confidentiality agreements under which they agree not to use or disclose the Company's proprietary information. The Company intends to vigorously enforce those agreements. There can be no assurance, however, that these confidentiality agreements will be honored or that others will not independently develop similar technology. To the extent that such consultants apply technical information independently developed by them to projects undertaken by the Company, disputes may arise as to the proprietary rights to such information. The Company will also require the vendors, licensees, and joint ventures sign confidentiality agreements whenever appropriate.

         The Company believes that it owns or has the right to use all proprietary technology necessary to license, manufacture, and market its current cell biology products. It is possible that with respect to other applications of the Company's technology still being evaluated, licenses under patents held by others may be required and there can be no assurance that, if required, such licenses will be available to the Company on acceptable terms.

VIASTEM(TM) PATENTS

         In March 1995, the Company filed a patent application for ViaStem(TM) in the U.S. Patent and Trademark Office. During August 1996, the Company received a Notice of Allowance from the United States Patent and Trademark Office for a patent covering ViaStem(TM). The Company has been informed that the patent will be issued in early December 1996. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. Due to the unique nature of ViaStem(TM), the Company pursued the patent process for this product.

GOVERNMENT REGULATIONS

         Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research. The Company is required to conform its operations to the FDA's "Good Manufacturing Practice" regulations. The FDA requires pre-manufacturing approval for certain new medical devices, drugs, or vaccines. This approval generally requires an unequivocal demonstration of the safety and efficacy of a new device, drug, or vaccine. The FDA approval process is generally costly and time-consuming. Because the Company does not currently produce or sell medical devices, drugs, or vaccines, it is not directly affected by these regulations. However, if the Company's customers incorporate the Company's products into products that are medical devices, drugs, or vaccines, such customers will generally be required to obtain such approvals. During the second quarter of 1994, the Company received its first Drug Master File Classification from the FDA for the Company's TCM product. This classification will expedite the FDA approval process for customers who want to use the Company's TCM product in the manufacture of drugs or drug substances for human use. The Company is in the process of gaining this status for its other proprietary products.

         Although the Company's present products are not subject to regulations by the FDA or other governmental agencies, it is possible that future products such as ViaStem(TM) may be subject to such regulations. To the extent that the Company is dependent upon new product development, delays in obtaining any required FDA or other governmental approval may adversely affect the Company.

         The Company applied to the FDA for reclassification as a medical device company so that the Company's products may be used in wider commercial applications, particularly for the human health care market. In March 1993, the Company received this registration.

         Compliance with federal, state, and local laws, including environmental laws, does not require any material expenditures by the Company, and the Company does not believe that such laws have any material impact on the Company's operations of financial conditions.

EMPLOYEES

         As of October 31, 1996, the Company employed a total of four (4) persons on a full-time basis, of whom two were involved in technical capacities and two in administrative functions, as well as temporary employees. During the next 12 months, the Company anticipates hiring additional business development representatives, technical personnel, and other employees, as needed, based on growth. The Company also intends to continue to utilize temporary employees, as needed, in administrative and general laboratory positions.

ITEM 2 - PROPERTIES

         The Company's executive offices and laboratories had been located in approximately 9,000 square feet of leased office space in Hopkins Minnesota, a suburb of Minneapolis. The lease for offices and laboratories expired in October 1996.

         A new facility is currently being constructed in Oakdale, Minnesota, a suburb of St. Paul. The Company will lease approximately 9,500 square feet of office, laboratory, and warehouse space in this facility. The Company anticipates moving into the Oakdale facility during February 1997. In the interim, the Company has leased office and warehouse space on a month-to-month basis.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is a member of the class in the KPMG Peat Marwick action as it relates to their audit of the Piper Jaffray Institutional Government Income Portfolio Fund, on whose behalf litigation has been commenced in federal district court in Minneapolis, MN. The Company has not directly participated in the litigation and the Company does not believe any material developments in the status of the litigation occurred as of the date of this Form 10-KSB.

         The Company is a defendant in a wrongful termination lawsuit brought by a former employee who was in the probationary period at the time of termination. The Company believes that the lawsuit is without merit. However, it has participated in an arbitration hearing in order to bring closure to this lawsuit. As of October 31, 1996, a final arbitration settlement document has not been executed.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an annual meeting on June 4, 1996. The election of directors and ratification of the Board of Directors' selection of independent auditors were submitted to the Company's shareholders.

         It was reported at the annual meeting that the required number of shareholder votes needed to have a quorum for the purpose of transacting business were not received. As a result, the meeting was adjourned with no business transacted.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.   MARKET INFORMATION

         The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System since March 9, 1992. Prior to this, there was no public market for the Company's Common Stock. Beginning August 15, 1996, the Company's Common Stock began trading on the Over-the-Counter (OTC) Market. Due to a failure to meet a NASDAQ requirement of at least $2,000,000 in net tangible assets, the Company was delisted from the NASDAQ Small Cap Market. The following table sets forth the range of high and low bid quotations of the Company's Common Stock as reported by the NASDAQ System for Fiscal 1995, and 1996. Beginning with September 1996, the quotes represent inter-dealer prices on the OTC market. The OTC market quotations reflect inter-dealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.

                                                                 STOCK PRICES
                                                                 HIGH     LOW
                  FISCAL YEAR 1995

                  November 30, 1994 (1st Quarter).............   0.75    0.75
                  February 28, 1995 (2nd Quarter).............   0.81    0.50
                  May 31, 1995 (3rd Quarter)..................   0.88    0.38
                  August 31, 1995 (4th Quarter)...............   1.19    0.63

                  FISCAL YEAR 1996

                  November 30, 1995 (1st Quarter).............   1.00    0.75
                  February 28, 1996 (2nd Quarter).............   0.88    0.63
                  May 31, 1996 (3rd Quarter)..................   2.00    0.63
                  August 31, 1996 (4th Quarter)...............   1.88    0.63

                  FISCAL YEAR 1997

                  September 1, 1996 through
                  October 31, 1996............................   0.63    0.30

         B.   HOLDERS

         As of October 31, 1996, there were approximately 1100 holders of the Company's Common Stock.

         C.   DIVIDENDS

         The Company has not paid any dividends on its Common Stock to date and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the expansion and development of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following pertains to the results of operations and financial position of the Company for the two fiscal years ended August 31, 1995, and August 31, 1996, and should be read in conjunction with the financial statements included elsewhere herein.

RESULTS OF OPERATIONS

         In fiscal 1993, the Company's primary focus changed from research and development to increasing revenues from existing products and expanding manufacturing capabilities. Accordingly, in fiscal 1993 the Company changed its reporting status from a development-stage company to a regular operating corporation.

         The Company had a net loss of $384,024 in fiscal 1996 compared to net loss of $346,614 in fiscal 1995. Realized and unrealized investment losses contributed $317,683 to the total 1995 loss. Offsetting the fiscal 1995 investment loss was a cumulative effect of an accounting change totaling $253,621. (See Note 2 to Financial Statements.)

         Net sales increased 13.8% or $44,677 to $367,546 in 1996 from $322,869 in 1995, primarily because of increased interest in the Company's technology. Three customers accounted for sales of more than 10% of the Company's annual sales in 1996 compared to two customers in 1995. (See Note 5 of Notes to Financial Statements.)

         The Company also received interest income of $111,523 in 1996 compared to $152,573 in 1995. This is primarily due to the Company's cash position as a result of its March 1992 initial public offering. The decrease between years is due to a shifting of investment funds out of the Piper Jaffray Institutional Government Income Fund (the Fund) into bank certificates of deposit which have lower yields but less volatility, as well as the use of cash in operations.

         Due to an unexpected decline in value of the Fund, which was attributed to the purchase of derivatives, class action litigation by investors began in 1994. In February 1995, Piper Jaffray Companies Inc. announced a $70 million (less attorney fees) settlement to settle such litigation, subject to court approval and acceptance of the settlement by a large percentage of the Funds' shareholders. In August 1995, a federal judge gave preliminary approval to this settlement, which would be a combination of $20 million in cash and $50 million in 8% notes payable. Litigation by investors against auditors of the Fund related to Fund losses has not yet been resolved.

         Based upon information available at the time, a receivable for $317,683 was recorded in the second quarter of fiscal 1995 in order to reflect the estimated proceeds of the Piper Jaffray litigation settlement. This receivable was adjusted to $133,000 in the fourth quarter when the attorney for the plaintiffs notified the Company that the actual receivable would approximate this amount under the final loss calculation approved by the court. During fiscal 1996, the Company received payments totaling $53,226 plus interest on this receivable. At August 31, 1996, the remaining balance in the receivable was $79,774. Subsequent to the fiscal year end, an additional $57,328 plus interest was received.

         Marketing and general and administrative expenses increased by 5% or $27,226 from $539,383 in fiscal 1995 to $566,609 in fiscal 1996. The increase between the respective periods was primarily due to increased legal and professional fees in fiscal 1996. Marketing expenses were comparable between periods and reflect an ongoing strategy of bringing the Company's products to market via distribution agreements.

         Cost of goods sold decreased by $13,916 over fiscal 1995, and represented 52% of sales in 1996 compared to 64% of sales in 1995. The Company expects the cost of products sold as a percentage of sales to continue to decrease as sales and production levels increase and fixed production costs are allocated over a larger revenue base. The mix of products also affected the cost of goods sold comparison between period.

         Research and development expenses decreased by 9% or $13,659 to $132,534 in 1996 as the Company continued to invest time and money in ViaStem(TM). The slight decrease between years results from the timing and amount of professional fees associated with the patent filing for ViaStem(TM). The Company will add additional products in fiscal 1997, though the main focus will be on increasing sales volume. The Company presently has 36 products.

         The loss per common share before the cumulative effect of an accounting change was ($0.14) in fiscal 1996 compared to a loss of ($0.22) in fiscal 1995. The cumulative effect of an accounting change equaled $0.09 per share in fiscal 1995. After giving effect to this cumulative effect of an accounting change, the net loss per share is ($0.14) and ($0.13) in fiscal 1996 and 1995, respectively.

         In 1997, the Company will continue its efforts to increase sales volume through an increase in sales and marketing activities. The sales and marketing activities will consist of establishing further relationships with independent sales organizations and distributors, expanding its distribution activities with ATCC, ICN Pharmaceuticals, and the Sigma Chemical Company, and increased promotion. The Company expects operating costs to be slightly lower in 1997. However, there can be no assurance that sales will increase or that the Company will be profitable in the future. Management does not expect to realize an operating profit in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Company's capital expenditures totaled $15,400. The Company anticipates that capital expenditures for 1997 will be approximately $175,000 to fund additional sales, research and development, manufacturing growth, and tenant improvements.

         At August 31, 1996, the Company had cash and short-term investments totaling $1,388,885. This cash and short-term investment position is from the proceeds of the Company's March 1992 initial public offering. Management believes that these funds will be sufficient to fund operating losses and capital expenditures for 1997. It is anticipated that tenant improvements noted above will be financed through a local financial institution.

         The Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's Common Stock in the open market at prices not to exceed $1.75 per share. Through August 31, 1996, 136,700 shares were repurchased for $142,173.

         At this time, management is not aware of any factors that would have a materially adverse impact on cash flow beyond 1997, other than the potential for continuing losses. Management expects operating losses to continue in 1997.

EFFECTS OF INFLATION

         The Company believes inflation is not expected to have a significant impact on the Company's operations.

SEASONALITY

         The Company's operations are not subject to seasonal fluctuations.

ITEM 7 - FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference to the financial statements, reports, and notes beginning on page F-1.



                            CELOX LABORATORIES, INC.

                             Minneapolis, Minnesota

                              Financial Statements

                      Years Ended August 31, 1996 and 1995


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Celox Laboratories, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheet of Celox Laboratories, Inc. as of August 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celox Laboratories, Inc. as of August 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, in fiscal 1995 the Company changed its method of accounting for investments to conform with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".




                                             Certified Public Accountants

Minneapolis, Minnesota
September 26, 1996



                            CELOX LABORATORIES, INC.

                                  Balance Sheet

---------------------------------------------------------------------------------

                                                                   August 31
                       ASSETS                                1996           1995
---------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                            $  420,222    $  919,404
    Certificates of deposit                                 968,663        99,000
    Short-term investments, net                                           730,840
    Trade accounts receivable                                91,802        57,540
    Investor settlement receivable - current                 57,328
    Accrued interest receivable                              19,002        15,358
    Note and interest receivable, officer/stockholder
        (at Applicable Federal Rate)                                       14,804
    Inventories
        Raw materials                                        52,742        49,776
        Finished goods                                       21,630        16,901
    Prepaid expenses                                            814         2,668
                                                         ----------    ----------
            Total current assets                          1,632,203     1,906,291

INVESTOR SETTLEMENT RECEIVABLE                               22,446       133,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
    Laboratory and production equipment                     204,882       191,709
    Office furniture and equipment                           78,764        76,538
    Leasehold improvements                                   64,390        64,390
                                                         ----------    ----------
                                                            348,036       332,637
    Less accumulated depreciation                           254,432       206,499
                                                         ----------    ----------
            Net equipment and leasehold improvements         93,604       126,138

            TOTAL ASSETS                                 $1,748,253    $2,165,429
                                                         ==========    ==========

Notes to Financial Statements are an integral part of this Statement.


                            CELOX LABORATORIES, INC.

                                  Balance Sheet

-------------------------------------------------------------------------------------
                                                                     August 31
    LIABILITIES AND STOCKHOLDERS' EQUITY                       1996           1995
-------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Trade accounts payable                                $    29,748     $    18,394
    Accrued liabilities
        Compensation                                           21,179          23,638
        Taxes, other than income taxes                          9,273          10,896
        Other                                                   3,000
                                                          -----------     -----------
            Total current liabilities                          63,200          52,928


DEFERRED RENT                                                     773           5,399


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share
        Authorized, 4,000,000 shares
        Issued and outstanding, 2,742,169 shares in
            1996 and 1995                                      27,422          27,422
    Additional paid-in capital                              5,251,756       5,251,756
    Accumulated deficit                                    (3,594,898)     (3,210,874)
    Unrealized gains on investments available for sale           --            38,798
                                                          -----------     -----------
            Total stockholders' equity                      1,684,280       2,107,102

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,748,253     $ 2,165,429
                                                          ===========     ===========

Notes to Financial Statements are an integral part of this Statement.


                            CELOX LABORATORIES, INC.

                             Statement of Operations

-------------------------------------------------------------------------------
                                                         Years Ended August 31
                                                           1996          1995
-------------------------------------------------------------------------------
NET SALES                                               $ 367,546     $ 322,869

COST OF GOODS SOLD                                        192,523       206,439
                                                        ---------     ---------

GROSS PROFIT                                              175,023       116,430

OPERATING EXPENSES
    Research and development                              132,534       146,193
    Marketing                                             241,926       254,901
    General and administrative                            324,683       284,482
                                                        ---------     ---------
            Total operating expenses                      699,143       685,576
                                                        ---------     ---------

OPERATING LOSS                                           (524,120)     (569,146)

OTHER INCOME (EXPENSE)
    Interest and dividend income                          111,523       152,573
    Gain (loss) on investment                              27,750      (317,683)
    Investor settlement income                                           133,000
    Other                                                     823         1,021
                                                        ---------     ---------
            Total other income (expense), net             140,096       (31,089)
                                                        ---------     ---------

LOSS BEFORE INCOME TAX BENEFIT AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                 (384,024)     (600,235)

INCOME TAX BENEFIT                                           --            --
                                                        ---------     ---------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       (384,024)     (600,235)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       --         253,621
                                                        ---------     ---------

NET LOSS                                                ($384,024)    ($346,614)
                                                        =========     =========

LOSS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                   ($    .14)    ($    .22)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       --             .09
                                                        ---------     ---------

NET LOSS PER COMMON SHARE                               ($    .14)    ($    .13)
                                                        =========     =========

Notes to Financial Statements are an integral part of this Statement.


                            CELOX LABORATORIES, INC.

                  Statement of Changes in Stockholders' Equity

                      Years Ended August 31, 1996 and 1995

----------------------------------------------------------------------------------------------
                                                                                   Additional
                                                           Common Stock              Paid-In
                                                      Shares           Amount        Capital
----------------------------------------------------------------------------------------------
BALANCE - August 31, 1994                            2,764,669     $    27,647     $ 5,268,681

    Common stock repurchased                           (22,500)           (225)        (16,925)

    Net change in unrealized gains for the year

    Net loss                                         ---------     -----------     -----------

BALANCE - August 31, 1995                            2,742,169          27,422       5,251,756

    Net change in unrealized gains for the year

    Net loss                                         ---------     -----------     -----------

BALANCE - August 31, 1996                            2,742,169     $    27,422     $ 5,251,756


Notes to Financial Statements are an integral part of this Statement.


                            CELOX LABORATORIES, INC.

                  Statement of Changes in Stockholders' Equity

                      Years Ended August 31, 1996 and 1995

           ------------------------------------------------------
                                   Unrealized
             Accumulated            Gains on
              Deficit              Investments           Total
           ------------------------------------------------------


                                                         (17,150)

                                    $38,798               38,798

              (346,614)                                 (346,614)
           -----------          -----------          -----------

            (3,210,874)              38,798            2,107,102

                                    (38,798)             (38,798)

              (384,024)                                 (384,024)
           -----------          -----------          -----------

           ($3,594,898)         $     -              ($1,684,280)
           ===========          ===========          ===========

Notes to Financial Statements are an integral part of this Statement.


                            CELOX LABORATORIES, INC.

                             Statement of Cash Flows

-----------------------------------------------------------------------------------------------------

                                                                             Years Ended August 31
                                                                             1996             1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             ($  384,024)    ($  346,614)
    Adjustments to reconcile net loss to net
        cash used for operating activities
        Cumulative effect of accounting change                                              (253,621)
        Depreciation                                                          47,933          48,789
        Deferred rent expense                                                 (4,626)         (4,626)
        Realized and unrealized (gains) losses on investments                (27,750)        317,683
        Investor settlement income                                                          (133,000)
        Changes in assets and liabilities
            (Increase) in trade accounts receivables                         (34,262)         (7,848)
            (Increase) decrease in accrued interest receivable                 7,160          (6,415)
            (Increase) decrease in inventories                                (7,695)         16,706
            (Increase) decrease in prepaid expenses                            1,854          (2,668)
            (Decrease) increase in trade accounts payable                     11,354         (39,154)
            (Decrease) in accrued liabilities                                 (1,082)         (9,208)
                                                                         -----------     -----------
            Net cash used for operating activities                          (391,138)       (419,976)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of short-term investments and
        certificates of deposit                                           (1,551,715)       (193,696)
    Proceeds from sale of short-term investments and
        certificates of deposit                                            1,401,844       1,056,871
    Proceeds from investor settlement receivable                              53,226
    Principal payments received on note receivable -
         officer/stockholder                                                   4,000          19,000
    Capital expenditures                                                     (15,399)         (1,002)
                                                                         -----------     -----------
            Net cash from (used for) investing activities                   (108,044)        881,173

CASH FLOWS FROM FINANCING ACTIVITIES
    Repurchase of common stock                                                  --           (17,150)
                                                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (499,182)        444,047

CASH AND CASH EQUIVALENTS - Beginning of Year                                919,404         475,357
                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS - End of Year                                  $   420,222     $   919,404
                                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for income taxes                                       $      --       $      --
                                                                         ===========     ===========
     Cash payments for interest                                           $      --       $      --
                                                                         ===========     ===========

Notes to Financial Statements are an integral part of this Statement



                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1996 and 1995


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Celox Laboratories, Inc. is a biotechnology company that researches, develops, manufactures and markets cell biology products used in the propagation of cells derived from mammals, including humans and other species. These specialized cell growth products are used primarily in academic, pharmaceutical and other commercial laboratories to improve growth conditions, productivity and quality of cell-derived medical and other biological products.

The Company grants credit to its customers on an individual basis and generally requires no collateral. The Company's customers are located throughout the United States and the Pacific Rim.

REVENUE RECOGNITION

The Company recognizes revenues on the accrual basis, generally when products are shipped to the customer. "Bill and hold" sales, in which delivery is delayed at the customer's explicit request, are recognized when conditions for such revenue recognition are met; principally, the completed product is ready for delivery and transfer of the risks and rewards of ownership to the buyer has occurred.

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant estimates include legal matters (described in Note 3), and the income tax valuation account (Note 6). It is at least reasonably possible that a change in these estimates will occur in the near term.

CASH AND CASH EQUIVALENTS

For purposes of reporting the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds.

At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.

INVESTMENTS

Effective September 1, 1994, the Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 (see
Note 2). Under SFAS No. 115, the Company classifies its marketable debt and equity securities as "available for sale". Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using average cost method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company uses the allowance method to account for uncollectible accounts, however, no allowance was deemed necessary at August 31, 1996 and 1995.

INVENTORIES

Inventories are stated at the lower of FIFO (first-in, first-out method) cost or market.

ADVERTISING

The Company expenses advertising when incurred. Total advertising costs were approximately $29,500 and $14,500, respectively, for the years ended August 31, 1996 and 1995.

DEPRECIATION

Depreciation is computed by the straight-line method using the estimated useful lives of the individual assets.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property and equipment for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable, when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating and capital losses that are available to offset future taxable income and tax credits that are available to offset future income taxes payable. These deferred taxes relating to the operating and capital losses are fully reserved.

LOSS PER COMMON SHARE

Loss per common share is computed based upon the weighted-average number of common shares outstanding during the year. The weighted average number of shares outstanding was 2,742,169 and 2,748,984, respectively, for the years ended August 31, 1996 and 1995. None of the common stock equivalents have been included in the computation for the years presented because they are antidilutive. Fully diluted and primary loss per share are materially the same for each of the years presented.

NEWLY ISSUED ACCOUNTING STANDARDS

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. The Company will adopt this Statement in fiscal 1997. The effect of this Statement has not been determined, however, the impact on the Company's financial position and results of operations is not expected to be material.

2.  SHORT-TERM INVESTMENTS

The Company invested substantially all of the proceeds from its initial public offering in investments which the Company understood to be focused on capital preservation, including the Piper Jaffray Institutional Government Income Portfolio Fund (the "Fund").

Due to the unexpected decline in value of the Fund, which was attributed to the purchase of derivatives, class action litigation by investors began in 1994. In February 1995, Piper Jaffray Companies Inc. announced a $70 million (less attorney fees) settlement to settle such litigation, subject to court approval and acceptance of the settlement by a large percentage of the Funds' shareholders. In August 1995, a Federal judge gave preliminary approval to this settlement, which would be a combination of $20 million in cash and $50 million in 8% notes payable. Litigation by investors against the auditors of the Fund related to Fund losses has not yet been resolved.

In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company has determined that its investment in the Fund qualifies as an "available for sale" investment. Accordingly, at the date of adoption, previously recognized unrealized losses of $253,621 were recorded as the cumulative effect of an accounting change in the statement of operations and as a valuation account within stockholders' equity. Subsequently, the investment was reduced by $317,683 (to a new cost basis) reflecting a decline in market value of the investment judged to be other than temporary. In conjunction with this adjustment, a receivable of $133,000 was recorded to reflect the estimated proceeds of the Piper litigation settlement discussed above.

At August 31, 1995 the Fund investment was recorded at its market value of $730,840 and unrealized gains of $38,798 (based on the new cost basis) were reflected as an element of stockholders' equity.

In fiscal 1996, the Company sold its remaining shares in the Fund, transferring such amounts to certificates of deposit at several banks; and collections of the settlement receivable were made as scheduled.

3.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company conducted its operations from a facility under an operating lease which expired October 31, 1996. The Company subsequently entered into a month-to-month lease until the building they intend to move to is constructed. The anticipated date of this move is February 1997. Although there is no signed letter of intent or lease, both parties are proceeding under a mutual understanding of lease payments of approximately $6,400 per month for a seven year period, with renewal options and leasehold improvement allowance. Rent expense for the former operating lease was $101,404 and $96,519 for the years ended August 31, 1996 and 1995, respectively.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The Company anticipates capital expenditures for fiscal 1997 will be approximately $175,000 to fund additional sales, research and development, manufacturing growth and tenant improvements. It is anticipated that the majority of these expenditures will be financed through a local financial institution.

EXECUTIVE EMPLOYMENT AGREEMENT

The Company has an employment contract with Milo R. Polovina, effective January 25, 1995. The agreement provides that Mr. Polovina will serve as Chairman of the Board, Chief Executive Officer and President of the Company for a period of ten years with an annual base salary of not less than $126,000. Mr. Polovina is also eligible for an annual bonus and performance stock options, determined at the discretion of the Board of Directors. The bonus shall in no event exceed one-half of his annual salary. In 1996 and 1995, the Board of Directors authorized the payment of a $30,000 bonus in each year to Mr. Polovina. No performance stock options were issued at August 31, 1996 and 1995.

This agreement also contains a provision relating to compensation in the event of a change in control of the Company followed by a termination of Mr. Polovina's employment. Upon a change of control, if Mr. Polovina's employment is terminated by the Company for other than disability or cause (as defined), or is terminated by Mr. Polovina for good reason (as defined), he will be entitled to receive his entire annual base salary, in twelve equal monthly payments, for the five calendar years following the date of termination.

LEGAL MATTERS

The Company is a defendant in a wrongful termination lawsuit brought by a former employee. The Company believes that the lawsuit is without merit, and intends to defend its position accordingly. While the ultimate results of this litigation cannot be estimated, management does not expect that it will have a material adverse effect on the Company's financial position or results of operations.

4.  STOCKHOLDERS' EQUITY

REPURCHASE OF COMMON STOCK

Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market purchases at prices not to exceed $1.75 per share. As of August 31, 1996 and 1995, the Company had repurchased 136,700 shares at prices of $.85 to $1.58 per share.

STOCK OPTIONS AND WARRANTS

The Company has issued certain common stock warrants and has stock option plans which permit the granting of incentive stock options or nonqualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. One stock option plan, initiated prior to the Company's initial public offering (IPO), includes 200,000 shares of common stock available for future issuance at August 31, 1996 and 1995. Another stock option plan, put into effect after the IPO, reserved 549,300 shares for issuance upon exercise of warrants and options at August 31, 1996 and 1995. No options or warrants have been exercised at August 31, 1996 and 1995.

At August 31, 1996 and 1995, options and warrants for 376,500 and 342,500 shares, respectively, were exercisable.

A summary of outstanding options and warrants follows:

                                               Number                  Price
                                             of Shares               Per Share
                                             ---------               ---------

Outstanding at August 31, 1994                416,300              $1.00-$4.20

    Granted                                    15,000               $.81-$ .88
    Cancelled or expired                      (53,800)

Outstanding at August 31, 1995                377,500               $.81-$4.20

    Granted                                    35,000               $.88-$1.00
    Cancelled or expired                      (11,000)

Outstanding at August 31, 1996                401,500               $.81-$4.20

5.  MAJOR CUSTOMERS

During fiscal 1996, sales to two customers were approximately 45% of net sales and sales to another institution, which is comprised of many laboratories, were approximately 10% of net sales. During fiscal 1995, sales to one of the same customers were 25% of net sales and sales to the same institution were approximately 14% of net sales.

At August 31, 1996 one customer comprised 81% of the total accounts receivable balance and one customer comprised 43% of the total accounts receivable at August 31, 1995.

6.  INCOME TAXES

Differences between the income tax benefit at the Federal statutory rates and the recorded benefit are as follows:

                                                        1996             1995
                                                        ----             ----


Amount computed using the Federal statutory rate     ($131,000)      ($ 118,000)
Increase (reduction) in taxes resulting from:
    State taxes, net of Federal tax benefit            (12,000)         (11,000)
    Change in valuation allowance                      143,000          129,000
                                                      --------        ---------

            Total benefit                             $     -         $      -
                                                      ========        =========

The deferred income tax asset consists of the following at August 31, 1996 and 1995:

                                                       1996             1995
                                                       ----             ----

Capital loss carryforwards                        $   316,000      $   285,000
Net operating loss carryforwards                    1,055,000          871,000
Tax credit carryforwards                               41,000           31,000
Unrealized capital losses on investments                    -           82,000
                                                  -----------      -----------

            Subtotal                                1,412,000        1,269,000
Valuation allowance                                (1,412,000)      (1,269,000)
                                                  -----------      -----------

                                                  $        -       $        -
                                                  ============     ============


At August 31, 1996, the Company had net operating loss carryforwards and tax credit carryforwards available to reduce future taxable income, which expire as follows:

                                        Net Operating Loss         Tax Credits


2002                                     $    75,000
2003                                         196,000
2004                                         223,000                $  9,000
2005                                          93,000
2006                                          98,000                   2,000
2007                                         488,000                   3,000
2008                                         407,000                   2,000
2009                                         431,000                   3,000
2010                                         390,000                  10,500
2011                                         376,000                  11,500
                                          ----------                 -------

            Totals                        $2,777,000                 $41,000
                                          ==========                 =======


At August 31, 1996, the Company had capital loss carryforwards of approximately $928,000, which must be offset by capital gains in order to be used. These capital loss carryforwards expire as follows:

                                         Capital Loss


1999                                       $771,000
2000                                            -
2001                                        157,000
                                           --------

           Totals                          $928,000
                                           ========

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at August 31, 1996:

                                           Carrying                Fair
                                            Amount                Value
                                            ------                -----

Cash and cash equivalents                 $420,222              $420,222
Certificates of deposit                    968,663               968,663
Investor settlement receivable              79,774             See below

The carrying values of cash and cash equivalents and certificates of deposit approximate fair values. It is not currently practicable to estimate the fair value of the investor settlement receivable. Because this receivable contains unique terms which were negotiated with the institution as part of class action litigation, there is no readily determinable similar instrument on which to base an estimate of fair value.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the directors and executive officers of the Company as of August 31, 1996. Directors hold office until the next Annual Shareholder's meeting.

          NAME                     AGE         POSITION
          ----                     ---         --------

          Milo R. Polovina         40          Chairman of the Board, President
                                               Chief Executive Officer,
                                               Treasurer, and Secretary

          Gerald L. Olson          62          Director

          Johnny W. Thompson       44          Director

          Gerald W. Orr            60          Director

         MILO R. POLOVINA has been President, Chief Executive Officer, Treasurer, and Secretary of the Company and has served as a director since 1985.

         GERALD L. OLSON was elected as a director by the Board of Directors in March 1996 to fill a vacancy on the Company's Board of Directors. Mr. Olson is President of the Rowland Company, a marketing and public relations firm located in St. Paul, Minnesota, and has served in that capacity since January 1996. Prior to 1996, Mr. Olson was an Executive Vice President at the Rowland Company from 1994 to 1995. From 1992 through 1994, Mr. Olson served as President of Olson and Associates, a public affairs practice located in Victoria, Minnesota. Prior to that, Mr. Olson was President of the Minnesota Chamber of Commerce located in St. Paul Minnesota from 1990 through 1992. From 1989 to 1990, Mr. Olson served as Assistant Secretary for Legislation in the U.S. Department of Health and Human Services in Washington, D.C., during the Bush Administration. Mr. Olson also serves on the Board of Directors of Allina Foundation and the Mankato State University Foundation.

         JOHNNY W. THOMPSON was elected as a director by the Board of Directors in April 1994 to fill a vacancy on the Company's Board of Directors. Mr. Thompson is Executive Vice President of the Rowland Company, a marketing and public relations firm located in St. Paul, Minnesota, and has served in that capacity since July 1994. From April 1991 to July 1994, Mr. Thompson was Executive Vice President of Himle Horned Incorporated, a public relations and marketing firm located in Bloomington, Minnesota. From 1989 to 1991, Mr. Thompson operated his own strategic communications consultancy business in Minneapolis, Minnesota.

         GERALD W. ORR was elected a director by the Company's Board of Directors in July 1994 to fill a vacancy on the Company's Board. Since 1965, Mr. Orr has served as the Executive Director of the American Lung Association of Hennepin County.

         There are no family relationships among any of the executive officers or directors of the Company.

SCIENTIFIC ADVISORY BOARD

         The Company's Scientific Advisory Board was established to advise the Company on specific product opportunities and on certain advances in biotechnology.

         Steven T. Rosen, M.D., F.A.C.P., is the Director of the Cancer Center and the Cancer Program, Northwestern Memorial Hospitals, Chicago, Illinois. He is also the Genevieve Teuton Professor of Medicine at Northwestern University Medical School, Chicago, Illinois. Dr. Rosen is the Editor-in-Chief of CONTEMPORARY ONCOLOGY. Dr. Rosen has authored or co-authored over 160 technical papers.

         Robert G. McKinnel, Ph.D., is a professor of genetics and cell biology at the University of Minnesota. Dr. McKinnell is a Fellow of the American Association for the Advancement of Science and the Linnean Society of London. He was a Visiting Fellow of the Royal Society of London at Oxford University. He is a member of the Editorial Board of DIFFERENTIATION and is the Secretary and Treasurer of the International Society of Differentiation, Inc. He is the author or co-author of more than 100 technical papers.

         The Company intends to add additional members to the Scientific Advisory Board as appropriate.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in Ownership on Forms 4 or 5 with the Securities and Exchange Commission (SEC) and the NASDAQ Small-Cap Market. Such officers, directors, and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended August 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors, and ten percent stockholders were compiled with.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the only officer whose annual compensation exceeded $100,000.

                                             SUMMARY COMPENSATION TABLE
                                                                                              Long-Term
                                                     Annual Compensation                    Compensation
                                                     -------------------                    ------------

         Name and                     Fiscal          Salary       Bonus           Compensation           Options
         Principal Position            Year              $           $                 $(1)                   #
         ------------------            ----           ------       -----           ------------           -------

         Milo R. Polovina             1996           135,600      30,000                --                120,000
         President, Chief             1995           132,300      30,000                --                103,000
         Executive Officer,           1994           121,200      30,000                --                145,000
         Treasurer, and Secretary

         (1) The total amount of personal benefits paid to Mr. Polovina for fiscal 1996 was less than the lesser of (i) $50,000 or (ii) 10% of his total reported salary and bonus.

         Milo R. Polovina was granted options to purchase 20,000 shares during fiscal 1996. No executive officer exercised options during fiscal 1996. The following table sets forth, for the Chief Executive Officer, the number and year-end value of unexercised options. (All such options were granted at the fair market value of the underlying shares as of the respective grant dates.)

           OPTION EXERCISES AND VALUE OF OPTIONS AT END OF FISCAL 1996

                                            Number of Unexercised               Value of Unexercised
                                                Options at End of               In-the-Money Options
                                                    Fiscal 1996                 at End of Fiscal 1996(1)
                                            ---------------------               ------------------------

         Name                           Exercisable      Unexercisable           Exercisable       Unexercisable
         ----                           -----------      -------------           -----------       -------------
         Milo R. Polovina                  120,000            ----                    0                 ----

         (1) Calculated on the basis of the fair market value of the underlying securities at August 31, 1996, ($0.63) minus the exercise price per share (ranging from $1.00 to $1.50).

STOCK OPTIONS AND WARRANTS

         The Company has issued certain Common Stock warrants and has stock option plans which permit the granting of incentive stock options or non-qualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. One stock option plan, initiated prior to the Company's initial public offering
(IPO), includes 200,000 shares of Common Stock available for future issuance at August 31, 1996 and 1995. Another stock option plan, put into effect after the IPO, reserved 549,300 shares for issuance upon exercise of warrants and options at August 31, 1996 and 1995. No options or warrants have been exercised at August 31, 1996 and 1995.

At August 31, 1996 and 1995, options and warrants for 376,500 and 342,500 shares, respectively, were exercisable. The total options and warrants outstanding as August 31, 1996 are 401,500, with exercise prices of $0.81 to $4.20.

EXECUTIVE EMPLOYMENT AGREEMENT

         In January 1995, the Company entered into a revised employment agreement with Mr. Milo R. Polovina. The agreement provides that Mr. Polovina will serve as Chairman of the Board, Chief Executive Officer, and President of the Company for a period of ten years and will receive a minimum annual base salary of $126,000. The Agreement automatically extends for an additional period of one year on each anniversary of the agreement; provided, however, that if the agreement is terminated for any reason other than (i) a change in control, (ii) voluntary resignation, (iii) death, (iv) disability, (v) retirement, or (vi) cause, Mr. Polovina will be entitled to receive his annual base salary and related benefits for a period of five calendar years following the termination.

         Mr. Polovina is also eligible for an annual bonus, determined in the discretion of the Board of Directors, which shall in no event exceed one-half of his annual salary. This agreement also contains a provision relating to compensation in the event of a change in control of the Company followed by a termination of Mr. Polovina's employment. A "Change in Control" will occur if any person, other than Mr. Polovina, becomes the beneficial owner of securities representing 30% or more of the combined voting power of the outstanding securities of the Company, the stockholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation, or if the persons who were directors of the Company immediately prior to the change in control cease to constitute a majority of the Board of the Directors of the Company or of its successor. Upon a change in control, if Mr. Polovina's employment is terminated by the Company for other than disability or cause (as defined), he will receive his annual composition pursuant to the agreement for the ten year term then remaining. In addition, in such a situation, Mr. Polovina will be entitled to require the Company to purchase his shares in the Company at their then fair market value.

DIRECTOR COMPENSATION

         Effective September 1992, non-employee directors receive $250 for each Board of Directors meeting attended, and for each committee meeting held at a date other than a date on which a Board meeting is held.

         Under the Company's Director Stock Option Program (the "Program"), the Company has granted stock options to non-employee directors and intends to continue to grant stock options to attract additional directors. Under the Program, each non-employee is granted an initial option for 15,000 shares of Common Stock for serving on the Board of Directors. These options vest at 5,000 shares per year for three years commencing one year from the date of grant. The exercise price of any options granted will be not less than the fair market value of the underlying Common Stock on the date of grant. Directors are also eligible to receive supplemental options on an annual basis.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 31, 1996 by:
(i) each director of the Company, (ii) all directors and executive officers as a group, (iii) the Chief Executive Officer, and (iv) each shareholder who own more than 5% of the outstanding shares of Common Stock. Except as otherwise indicated, the Company believes each person listed below possesses sole voting and investment power with respect to the shares indicated. Beneficial ownership means the shareholder has voting or investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

         NAME AND ADDRESS                          SHARES BENEFICIALLY OWNED
         OF BENEFICIAL OWNER                       NUMBER            PERCENT
         -------------------                       ------            -------

         DIRECTORS AND EXECUTIVE OFFICERS

         Milo R. Polovina                          717,600(1)          24.8
         856 South Fifth Street
         Hopkins, MN  55343

         Gerald L. Olson                                 0               *
         420 Summit Avenue
         St. Paul, MN  55102

         Johnny W. Thompson                         14,000(2)            *
         420 Summit Avenue
         St. Paul, MN  55102

         Gerald W. Orr                              12,200(3)            *
         1829 Portland Avenue
         Minneapolis, MN  55404

         All directors and executive officers      743,800(4)          25.5
             as a group (4 persons)


         PRINCIPAL HOLDERS

         Arnold Espeseth                            159,800             5.8
         Winger, MN  56592
         ------------------------------
         *        Represents less than 1% of the outstanding shares.

         (1)      Includes (a) 560,100 shares of stock owned by Mr. Polovina;
                  (b) 2,500 shares owned by Mr. Polovina's wife, an employee of the Company; (c) 3,000 shares owned by Mr. Polovina's children; (d) options granted to Mr. Polovina for exercise within 60 days to purchase 120,000 shares; and (e) options granted to Mr. Polovina's wife for exercise within 60 days to purchase 32,000 shares. (Mr. Polovina's spouse was granted the options while an employee of the Company but prior to her marriage to Mr. Polovina.)

         (2)      Includes (a) 4,000 shares of stock owned by Mr. Thompson and
                  (b) options granted to Mr. Thompson under the program, available for exercise within 60 days to purchase 10,000 shares.

         (3) Includes (a) 2,200 shares of stock owned by Mr. Orr and (b) options granted Mr. Orr under the program plan, available for exercise within 60 days to purchase 10,000 shares.

         (4) Includes Outstanding shares and options described in the preceding footnotes.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 1989, the Company adopted a performance stock option program that authorizes the Board of Directors to grant Mr. Polovina an annual stock option to purchase 1% of the Company's outstanding stock at an exercise price equal to the fair market value of the Common Stock determined as of the date of grant for each of the fiscal years ending in 1990 through 1994. These stock options are exercisable for five years from the end of each fiscal year. No options were granted for the year ended August 31, 1994.

         In March 1992, Milo R. Polovina, the Company's President, borrowed $60,000 from the Company and issued a promissory note to the Company for that amount. In 1993 through 1995, $56,000 was repaid to the Company by Mr. Polovina. The balance of the note and accrued interest was repaid in fiscal 1996.

         In October 1993, the Company granted each non-employee director then serving on the Company's Board of Directors a non-statutory five-year option to purchase 5,000 shares of Common Stock at $1.50 per share. In October 1993, the Board of Directors reset the exercise price to $1.50 per share on all options previously granted to the Board that had exercise prices equal to or in excess of $1.75 per share. The Board adopted that adjustment because of the belief that, due to then-current market conditions, such options had lost value to the option holders and did not provide adequate incentives for the option holders' efforts on behalf of the Company.

         The Company believes that the exercise price for the options and warrants granted in the transactions described above were at their then fair market value of the Common Stock.

         Mr. Polovina has an employment agreement with the Company. (See "Executive Compensation -- Executive Employment Agreement".)


                                     PART IV

ITEM 13 - EXHIBITS, AND REPORTS ON FORM 8-K

A. Documents filed:

         1. FINANCIAL STATEMENTS. The following documents are filed as part of this report on Form 10-KSB:

                                      PAGE

                  Report of Independent Auditors..........................  F-1
                  Balance Sheet -- August 31, 1996 and 1995...............  F-2
                  Statement of Operations -- Years ended
                      August 31, 1996 and 1995............................  F-4
                  Statement of Changes in Shareholders' Equity --
                      Years ended August 31, 1996 and 1995................  F-5
                  Statement of Cash Flows -- Years ended
                      August 31, 1996 and 1995............................  F-7
                  Notes to Financial Statements...........................  F-8

         2. EXHIBITS.

                  3.1      Articles of Incorporation*

                  3.2      By-Laws*

                  10.1 Lease Agreement with R.L. Johnson for premises located at 856 South Fifth Street, Hopkins, Minnesota, dated May 9, 1991*

                  10.2 Employment Agreement with Milo R. Polovina dated September 25, 1991*

                  10.3     Stock Plan*

                  10.4     Director Stock Option Program*

                  10.5     Employee Stock Purchase Plan+

                  25       Power of Attorney (included on signature page)
                  ------------------------
                  *        Incorporated by reference to the Company's
                           Registration Statement on Form S-18 (No. 33-42573C), which became effective on March 9, 1992.
                  +        Incorporated by reference to Company's Form 10-KSB
                           dated 8/31/95.

B. Reports on Form 8-K:

         On September 26, 1996, the Company filed a Form 8-K that reported that the NASDAQ Stock Market delisted Celox Laboratories, Inc., for failing to meet an exchange requirement of maintaining net tangible assets of at least $2,000,000.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CELOX LABORATORIES, INC.



                                          By: /s/ Milo R. Polovina
                                              ---------------------------------
                                              Milo R. Polovina
                                              Chairman of the Board
                                              and President and CEO

                                          Date:   November 22, 1996



                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Milo R. Polovina as attorney-in-fact for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, may do or cause to be done by virtue of hereof.

         Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                                         Date
---------                              -----                                         ----
/s/  Milo R. Polovina                  Chairman of the Board,                  November 22, 1996
---------------------------------      President, CEO and Director
Milo R. Polovina                       (principal executive officer
                                       and principal financial officer)


/s/  Johnny W. Thompson                Director                                November 22, 1996
---------------------------------
Johnny W. Thompson


/s/  Gerald W. Orr                     Director                                November 22, 1996
---------------------------------
Gerald W. Orr


/s/  Gerald L. Olson                   Director                                November 22, 1996
---------------------------------
Gerald L. Olson