Form 10KSB/A
period 1996-08-31
CELOX LABORATORIES INC
filed 1997-01-08
CIK 883720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

         Transitional Small Business Disclosure Format.  ___ Yes __X__ No






This amendment is being filed to include Exhibit 27, the Financial Data Schedule that was omitted from the initial 10-KSB filing.






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

                                          Date:   January 8, 1996



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


Signature                              Title                                         Date
---------                              -----                                         ----
/s/  Milo R. Polovina                  Chairman of the Board,             January 8, 1996
---------------------------------      President, CEO and Director
Milo R. Polovina                       (principal executive officer
                                       and principal financial officer)


/s/  Johnny W. Thompson                Director                           January 8, 1996
---------------------------------
Johnny W. Thompson


/s/  Gerald W. Orr                     Director                           January 8, 1996
---------------------------------
Gerald W. Orr


/s/  Gerald L. Olson                   Director                           January 8, 1996
---------------------------------
Gerald L. Olson