Form 10QSB
period 1996-11-30
CELOX LABORATORIES INC
filed 1997-01-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended NOVEMBER 30, 1996, or

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.


Commission file number  0-19866


                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                              36-3384240
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

5959 BAKER ROAD, SUITE 320, MINNETONKA, MN        55345
(Address of principal executive offices)          (Zip Code)


Issuers telephone number, including area code: (612) 933-2616


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                       Yes __X__  No ____

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date.

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON NOVEMBER 30, 1996 WAS 2,742,169.

Transitional small business format disclosure:

                                        Yes ____  No __X__



                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                November 30, 1996



PART I -- FINANCIAL INFORMATION                                         Page

         ITEM 1.  Financial Statements

                  Balance Sheet as of August 31, 1996
                     and November 30, 1996                                3

                  Statement of Operations -- Three month ended
                     November 30, 1995 and 1996                           5

                  Statement of Changes in Shareholders' Equity
                     for the year ended August 31, 1996 and the
                     three months ended November 30, 1996                 6

                  Statement of Cash Flows -- Three months ended
                     November 30, 1995 and 1996                           7

                  Notes to Financial Statements                           8


         ITEM 2.  Management's Discussion and Analysis of Financial
                           Conditions and Results of Operations           10



PART II -- OTHER INFORMATION                                              14




                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET
                                              November 30,       August 31,
ASSETS                                            1996              1996
                                              -----------       -----------

CURRENT ASSETS
  Cash and cash equivalents                   $   899,716       $   420,222
  Certificates of Deposit                         490,005           968,663
  Trade receivables                               101,674            91,802
  Investor settlement receivable -- current             0            57,328
  Accrued interest receivable                       7,510            19,002
  Inventories                                      61,233            74,372
  Prepaid expenses                                  7,348               814
                                              -----------       -----------

    Total current assets                        1,567,486         1,632,203
                                              -----------       -----------

INVESTOR SETTLEMENT RECEIVABLE                     22,446            22,446

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Laboratory and production equipment             204,882           204,882
  Office furniture and equipment                   78,764            78,764
  Leasehold improvements                           64,390            64,390
                                              -----------       -----------
                                                  348,036           348,036
  Less accumulated depreciation                  (264,422)         (254,432)
                                              -----------       -----------

                                                   83,614            93,604
                                              -----------       -----------

    TOTAL ASSETS                              $ 1,673,546       $ 1,748,253
                                              ===========       ===========




CELOX LABORATORIES, INC.
BALANCE SHEET

                                              November 30,       August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY              1996              1996
                                              -----------       -----------

CURRENT LIABILITIES
  Accounts payable                            $    20,689       $    29,748
  Accrued liabilities                              33,074            33,452
                                              -----------       -----------

    Total current liabilities                      53,763            63,200
                                              -----------       -----------

DEFERRED RENT                                           0               773

SHAREHOLDERS' EQUITY
  Common Stock                                     27,422            27,422
  Additional contributed capital                5,251,756         5,251,756
                                              -----------       -----------
                                                5,279,178         5,279,178
  Accumulated deficit                          (3,659,395)       (3,594,898)
                                              -----------       -----------

    Total Shareholders' Equity                  1,619,783         1,684,280
                                              -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 1,673,546       $ 1,748,253
                                              ===========       ===========

See Notes to Financial Statements.




CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS

---------------------------------------      -----------       -----------
Three months ended November 30,                  1996              1995
---------------------------------------      -----------       -----------

REVENUES
Net sales                                    $    85,705       $   114,358
Cost of products sold                             39,667            55,523
---------------------------------------      -----------       -----------

GROSS MARGIN                                      46,038            58,835
---------------------------------------      -----------       -----------

OPERATING EXPENSES
Research and development                          19,794            38,288
Marketing and sales                               30,340            72,001
Administration                                    81,016            71,753
---------------------------------------      -----------       -----------

Total operating expenses                         131,150           182,042

OPERATING LOSS                                   (85,112)         (123,207)

OTHER INCOME
Interest and investment income                    19,574            41,023
Other income                                       1,041                 0
Investment gain                                        0            15,400
---------------------------------------      -----------       -----------

Total other income                                20,615            56,423

NET LOSS                                     ($   64,497)      ($   66,784)
=======================================      ===========       ===========


LOSS PER COMMON SHARE                        ($     0.02)      ($     0.02)
=======================================      ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    2,742,169         2,742,169
=======================================      ===========       ===========

See Notes to Financial Statements.




CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Additional                        Unrealized
                                              Common Stock            Paid-in       Accumulated       Gain on Inv.
                                          Shares        Amount        Capital         Deficit        Avail. for Sale      Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1994               2,764,669      $27,647      $5,268,681     ($2,864,260)               0       $2,432,068

Common stock repurchased                   (22,500)        (225)        (16,925)                                          (17,150)
Unrealized gains for the period                                                                           38,798           38,798
Net loss for the period                                                                (346,614)                         (346,614)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1995               2,742,169      $27,422      $5,251,756     ($3,210,874)         $38,798       $2,107,102

Net changes in unrealized gains for
the year                                                                                                 (38,798)         (38,798)
Net loss for the period                                                                (384,024)                         (384,024)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1996               2,742,169      $27,422      $5,251,756     ($3,594,898)              $0       $1,684,280

Net loss for the period                                                                 (64,497)                          (64,497)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1996             2,742,169      $27,422      $5,251,756     ($3,659,395)              $0       $1,619,783

See Notes to Financial Statements.



CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS

--------------------------------------------------------------    ----------    ----------
Three months ended November 30,                                      1996          1995
--------------------------------------------------------------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                                           ($ 64,497)    ($ 66,784)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                         9,989        11,786
Deferred rent expense                                                  (773)       (1,157)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                  (9,872)      (37,923)
Accrued interest receivable                                          11,491       (12,827)
Inventories                                                          13,139        (3,791)
Prepaid expenses                                                     (6,534)          131
Increase (decrease) in:
Accounts payable                                                     (9,059)       12,681
Accrued liabilities                                                    (377)       16,147
--------------------------------------------------------------    ---------     ---------

Net cash used in operating activities                               (56,492)      (81,737)
--------------------------------------------------------------    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (Purchase) of bank certificates of deposit                 478,658      (767,784)
Proceeds from sale of short-term investments held for sale                0       230,100
Proceeds from investor settlement receivables                        57,328             0
Purchase of equipment                                                     0        (8,449)
--------------------------------------------------------------    ---------     ---------

Net cash from (used for) investing activities                       535,986      (546,133)
--------------------------------------------------------------    ---------     ---------

Net increase (decrease) in cash
  and cash equivalents                                              479,494      (627,870)

CASH AND CASH EQUIVALENTS:
Beginning of period                                                 420,222       919,404
--------------------------------------------------------------    ---------     ---------

End of period                                                     $ 899,716     $ 291,534
==============================================================    =========     =========

See Notes to Financial Statements.



CELOX LABORATORIES, INC,
NOTES TO FINANCIAL STATEMENTS -- NOVEMBER 30, 1996


NOTE A -- BASIS OF PRESENTATION

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

     The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's August 31, 1996 Form 10-KSB. This quarterly report should be read in connection with such annual report.


NOTE B -- CASH AND CASH EQUIVALENTS

     For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE C -- SHORT-TERM INVESTMENTS

     The Company had invested excess cash in the Piper Jaffray Institutional Government Income Portfolio Fund (Piper Fund). During the quarter ended February 29, 1996, the Company sold all remaining shares in this Fund.

     As an alternative to the Piper Fund, the Company has utilized Bank Certificates of Deposit. As of November 30, 1996 the Company had investments of $490,005 in Certificates of Deposit. Certificates of deposit are made only with the highest rated banks and less than $100,000 is deposited at any one bank. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments.


NOTE D -- REPURCHASE OF COMMON STOCK

     Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market transactions at prices not to exceed $1.75 per share. At November 30, 1996 the Company had repurchased 136,700 shares at prices ranging from $0.85 to $1.58 per share.


NOTE E -- LOSS PER COMMON SHARE

     Loss per share is computed based upon the weighted average number of common shares outstanding during the period. The Company has determined that under the modified treasury stock method, there would be no change in earnings per share due to outstanding common stock equivalents. Fully diluted and primary loss per share are the same amounts for each of the periods presented.


NOTE F -- RECLASSIFICATION

     Certain 1996 amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income (loss) as previously reported.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     Celox currently manufactures and markets over 30 products. Celox's proprietary products consist of four serum replacement products, TCM, TM-235(TM), TCH(TM), and VaxMax(TM) and a cell freezing medium, Cellvation(TM). VaxMax(TM) was developed specifically for use in the production of veterinary vaccines.

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

     During the quarter ended November 30, 1996, the Company received notice from the United States Patent and Trademark Office (USPTO) that a patent for ViaStem(TM) would be issued in early December, 1996. The actual patent was received by the Company in the first week of December. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty.

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

     During July of 1995, the Company completed a non-exclusive world-wide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN is marketing Celox's TCM, TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). Initial orders under this agreement were shipped in the last quarter of Fiscal 1995. Additional orders have been received during the first three months of this fiscal year.

     ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.

     Beginning in fiscal 1997, the Company is providing its proprietary products to Sigma Chemical Company under a private label distribution agreement. The first shipment under this agreement occurred during the quarter ended November 30, 1996.


RESULTS OF OPERATIONS

     The Company had recorded an Investor Settlement Receivable in the amount of $133,000 on the Balance Sheet in order to reflect the expected settlement proceeds from a class action lawsuit which was brought on behalf of investors in the Piper Fund. In December, 1995, the District Court Judge approved the Class action Settlement. Payments from the Piper Fund have been received in accordance with the schedule agreed upon in the settlement. As of November 30, 1996 the Investor Settlement Receivable is $22,446.

     A separate Class Action lawsuit against the Fund's auditors, KPMG Peat Marwick, has been certified by the Court.

     During the quarter ended November 30, 1996, the Company had net sales of $85,705 which was an decrease of $28,653 or 25% from $114,358 reported in the same quarter for the prior year. The decrease between years results from the timing of orders received from a large manufacturer as well as the timing of orders from distributors relative to the previous year.

     The Company had a net loss of $64,497 for the quarter ended November 30, 1996 compared to a net loss of $66,784 for the same period in the previous year. On a per share basis, the loss for the current quarter equalled 2 cents which is the same as the 2 cent loss in the previous year.

     The cost of products sold was 46% of net sales for the three months ended November 30, 1996, as compared to 49% of net sales for the three months ended November 30, 1995. The improvement between years is a combination of a greater level of sales of proprietary products, which have higher margins than standard formulations, and manufacturing labor, raw materials and other production costs have been consistently controlled.

     An operating loss of $85,112 was generated for the quarter ended November 30, 1996 compared to an operating loss of $123,207 for the same period in the previous year. The significant improvement between years is due in general to a decrease in research and development expenditures, lower marketing and sales expenses offset by higher administrative expenditures. The decrease in research and development expenses reflects the timing of expenses incurred in connection with the Company's ViaStemTM product.
Future research and development expenses could be higher as clinical testing begins.

     The Company received interest and investment income of $19,574 during the quarter ended November 30, 1996 as compared to $41,023 in the prior year. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter as compared to the previous year results from reduced investment balances as the Company uses capital in its operations as well as lower effective interest rates resulting from a transfer of amounts from the Piper Fund into bank certificates of deposit. Additionally, in the quarter ended November 30, 1995, the Company received special one-time dividends paid out from the Piper Fund.

     For the quarter ended November 30, 1996 the Company had no investment gains compared to an investment gain of $15,400 during the comparable period a year ago. In the prior year, a gain was realized when shares of the Piper Jaffray fund were sold.

     As was disclosed in previous sections of this Form 10-QSB, Piper Jaffray and the Class Action Plaintiffs have agreed to settle a lawsuit which was brought against the Piper Fund by investors. A lawsuit filed against the Fund's auditors, KPMG Peat Marwick, is still being pursued by investors other than the Company. The Company has not filed a lawsuit nor has it decided if it will join in any future class actions, but has not eliminated these options as a possibility in the future.

     Operating expenses decreased $50,892 (28%) to $131,150 from $182,042 for the quarters ended November 30, 1996 and November 30, 1995 respectively. The decrease as compared to the prior year is due to the timing and amount of research and development expenditures as well as reduced marketing and sales expenses offset by higher administrative expenditures.

     Research and development costs decreased by $18,494 to $19,794 from $38,288 in the current quarter as compared to the previous fiscal year. The decrease results from the timing of expenditures in the areas of salaries and wages and patent expenses incurred in connection with the ViaStemTM product. The Company expects the costs of research and development to fluctuate based on the status of pre-clinical and clinical trials for ViaStemTM.

     Marketing expenses decreased by $41,661 (58%) to $30,340 from $72,001 for the quarter ended November 30, 1996 compared to the quarter ended November 30, 1995. The decreases are attributable to the amount and timing of advertising, promotional materials and trade show expenses between years. The Company expects that marketing and sales expenses will increase during subsequent quarters as programs and advertising materials are developed.

     Administrative expenses increased by $9,263 (13%) for the quarter ended November 30, 1996 compared to the previous fiscal year to $81,016 from $71,753. The increase between years is primarily due to moving expenses incurred as part of the Company's move to a new facility.


LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at November 30, 1996 include cash and short-term investments of $1,389,721 and net working capital of $1,513,723. This represents an increase of $836 (less than 1%) in cash and short-term investments and a decrease of $55,280 (3.5%) in net working capital as compared to August 31, 1996.

     The lease for the Company's facilities terminated in October, 1996. A new facility is currently being constructed in Oakdale, Minnesota, a suburb of St. Paul. The Company will lease approximately 9,500 square feet of office laboratory and warehouse space in this facility. The Company expects to move into the Oakdale facility during February, 1997. In the interim, the Company has leased office and warehouse space on a month-to-month basis.

     The Company anticipates spending approximately $175,000 in fiscal 1997 on capital expenditures. Through November 30, 1996 the Company has not made any capital expenditures. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth and specialized tenant improvements. It is anticipated that the tenant improvements will be financed through a local financial institution.

     The Company believes that its capital resources on hand at November 30, 1996, together with revenues from product sales, will be sufficient to meet its cash requirements for the near future.



PART II -- OTHER INFORMATION


ITEM I -- LEGAL PROCEDINGS

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

     The Company is a defendant in a wrongful termination lawsuit brought by a former employee who was in the probationary period at the time of the termination. The Company believes that the lawsuit is without merit. However, it has participated in an arbitration hearing in order to bring closure to this lawsuit. As of December 31, 1996, a final settlement document still has not been executed.


ITEM 2 -- CHANGES IN SECURITIES

     None


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5 -- OTHER INFORMATION

     None


ITEM 6 -- (A) EXHIBITS

     Exhibit 27 - Financial Data Schedule

          (B) REPORTS ON FORM 8-K

     On September 26, 1996, the Company filed a Form 8-K that reported that the NASDAQ Stock Market delisted Celox Laboratories, Inc. for failing to meet an exchange requirement of maintaining net tangible assets of at least $2,000,000.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CELOX LABORATORIES, INC.


Dated:  January 13, 1997               By:  /S/ Milo R. Polovina
                                            -----------------------------------
                                            Milo R.  Polovina, President &
                                            Principal Financial Officer