Form 10QSB
period 1997-02-28
CELOX LABORATORIES INC
filed 1997-04-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended FEBRUARY 28, 1997 or

() Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


Commission file number          0-19866

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

           MINNESOTA                                         36-3384240
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

1311 HELMO AVENUE, OAKDALE MN                          55128
(Address of principal executive offices)             (Zip Code)


Issuers telephone number, including area code: (612) 730-1500


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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON MARCH 31, 1997 WAS 2,742,169.

Transitional small business format disclosure:

                               Yes ____   No __X__




                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                February 28, 1997


PART I -- FINANCIAL INFORMATION                                        Page
                                                                       ----

         ITEM 1.  Financial Statements

                   Balance Sheet as of August 31, 1996
                      and February 28, 1997                              3

                   Statement of Operations -- Three months ended
                      February 28, 1997 and February 29, 1996, and
                      six months ended February 28, 1997 and
                      February 29, 1996.                                 5

                   Statement of Changes in Shareholders' Equity
                      for the year ended August 31, 1996 and the
                      six months ended February 28, 1997                 6

                   Statement of Cash Flows -- Six months ended
                      February 28, 1997 and February 29, 1996            7

                   Notes to Financial Statements                         8


         ITEM 2.  Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations               10


PART II -- OTHER INFORMATION                                             14



                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET
                                                 February 28,       August 31,
 ASSETS                                              1997              1996
                                                 -----------       -----------

 CURRENT ASSETS

   Cash and cash equivalents                     $   625,281       $   420,222
   Certificates of deposit                           737,213           968,663
   Trade receivables                                  42,034            91,802
   Investor settlement receivable -- current               0            57,328
   Accrued interest receivable                         5,343            19,002
   Inventories                                        48,430            74,372
   Prepaid expenses                                    6,658               814
                                                 -----------       -----------

              Total current assets                 1,464,959         1,632,203
                                                 -----------       -----------

 INVESTOR SETTLEMENT RECEIVABLE                       22,446            22,446

 EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   Laboratory and production equipment               204,882           204,882
   Office furniture and equipment                     78,764            78,764
   Leasehold improvements                                  0            64,390
                                                 -----------       -----------
                                                     283,646           348,036
   Less accumulated depreciation                    (207,405)         (254,432)
                                                 -----------       -----------

                                                      76,241            93,604
                                                 -----------       -----------

              TOTAL ASSETS                       $ 1,563,646       $ 1,748,253
                                                 ===========       ===========




CELOX LABORATORIES, INC.
BALANCE SHEET

                                                February 28,       August 31,
 LIABILITIES AND SHAREHOLDERS' EQUITY                1997              1996
                                                -----------       -----------

 CURRENT LIABILITIES
    Accounts payable                            $    10,937       $    29,748
    Accrued liabilities                              51,726            33,452
                                                -----------       -----------

              Total current liabilities              62,663            63,200
                                                -----------       -----------

 DEFERRED RENT                                            0               773

 SHAREHOLDERS' EQUITY
    Common stock                                     27,422            27,422
    Additional contributed capital                5,251,756         5,251,756
                                                -----------       -----------
                                                  5,279,178         5,279,178
    Accumulated deficit                          (3,778,195)       (3,594,898)
                                                -----------       -----------

              Total Shareholders' Equity          1,500,983         1,684,280
                                                -----------       -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 1,563,646       $ 1,748,253
                                                ===========       ===========

See Notes to Financial Statements.




CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                      Three months ended                   Six months ended
                                                 February 28,      February 29,      February 28,      February 29,
                                                     1997              1996              1997             1996
-------------------------------------------------------------------------------------------------------------------
REVENUES
  Net sales                                      $    40,032       $   134,874       $   125,737       $   249,232

  Cost of products sold                               22,227            54,697            61,894           110,221
-------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                          17,805            80,177            63,843           139,011
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                            14,448            41,238            34,242            79,526
  Marketing and sales                                 44,789            51,487            75,129           123,488
  Administration                                      93,613            82,030           174,629           153,783
-------------------------------------------------------------------------------------------------------------------

  Total operating expenses                           152,850           174,755           284,000           356,797

OPERATING LOSS                                      (135,045)          (94,578)         (220,157)         (217,786)

OTHER INCOME
  Interest and investment income                      16,245            29,898            35,819            70,921
   Other income                                            0                 0             1,041                 0
   Investment gain                                         0            12,350                 0            27,750
-------------------------------------------------------------------------------------------------------------------

  Total other income                                  16,245            42,248            36,860            98,671

NET LOSS                                         ($  118,800)      ($   52,330)      ($  183,297)      ($  119,115)
===================================================================================================================

LOSS PER COMMON SHARE                            ($     0.04)      ($     0.02)      ($     0.07)      ($     0.04)
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          2,742,169         2,742,169         2,742,169         2,742,169
===================================================================================================================

See Notes to Financial Statements.




CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
                                               Common Stock           Additional                         Unrealized
                                          ---------------------        Paid-in       Accumulated       Gain on Inv.
                                            Shares       Amount        Capital         Deficit        Avail. for Sale       Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1994                2,764,669      $27,647      $5,268,681     ($2,864,260)                0       $2,432,068

   Common stock repurchased                 (22,500)        (225)        (16,925)                                           (17,150)
   Unrealized gains for the period                                                                          38,798           38,798
   Net loss for the period                                                              (346,614)                          (346,614)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1995                2,742,169      $27,422      $5,251,756     ($3,210,874)          $38,798       $2,107,102

  Net changes in unrealized gains for
    the year                                                                                               (38,798)         (38,798)
  Net loss for the period                                                               (384,024)                          (384,024)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1996                2,742,169      $27,422      $5,251,756     ($3,594,898)               $0       $1,684,280

  Net loss for the period                                                               (183,297)                          (183,297)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 28, 1997              2,742,169      $27,422      $5,251,756     ($3,778,195)               $0       $1,500,983

See Notes to Financial Statements.




CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------
                                                                                      Six months ended
                                                                                 February 28,   February 29,
                                                                                     1997           1996
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                                         ($183,297)      ($119,115)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                                                 17,363          23,735
       Deferred rent expense                                                           (773)         (2,313)
       Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable                                                   49,768         (82,955)
               Accrued interest receivable                                           13,658          12,764
               Inventories                                                           25,942          (4,719)
               Prepaid expenses                                                      (5,845)           (834)
               Officer note receivable                                                    0           4,000
           Increase (decrease) in:
               Accounts payable                                                     (18,811)          8,150
               Accrued liabilities                                                   18,275          (1,492)
-----------------------------------------------------------------------------------------------------------

               Net cash used in operating activities                                (83,720)       (162,779)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity (Purchase) of bank certificates of deposit                               231,450        (767,784)
  Proceeds from sale of short-term investments held for sale                              0         692,042
  Proceeds from investor settlement receivables                                      57,329               0
  Purchase of equipment                                                                   0         (12,841)
-----------------------------------------------------------------------------------------------------------

               Net cash from (used for) investing activities                        288,779         (88,583)
-----------------------------------------------------------------------------------------------------------

               Net increase (decrease) in cash
                 and cash equivalents                                               205,059        (251,362)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                               420,222         919,404
-----------------------------------------------------------------------------------------------------------

  End of period                                                                   $ 625,281       $ 668,042
===========================================================================================================

See Notes to Financial Statements.




CELOX LABORATORIES, INC,
NOTES TO FINANCIAL STATEMENTS -- FEBRUARY 28, 1997


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

     As an alternative to the Piper Fund, the Company has utilized Bank Certificates of Deposit. As of February 28, 1997 the Company had investments of $737,213 in Certificates of Deposit. Certificates of deposit are made only with the highest rated banks and less than $100,000 is deposited at any one bank. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments.


NOTE D -- REPURCHASE OF COMMON STOCK

     Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market transactions at prices not to exceed $1.75 per share. At February 28, 1997 the Company had repurchased 136,700 shares at prices ranging from $0.85 to $1.58 per share.


NOTE E -- FACILITY LEASE AGREEMENT

     The Company's new facility is located at 1311 Helmo Avenue in Oakdale, Minnesota. A new Lease Agreement was executed on December 6, 1996 and calls for the lease of 9,500 square feet of office, laboratory and warehouse space. The term of the lease is seven (7) years with an option to renew for extended periods. Base rent for each of the seven (7) years is $73,725 plus charges for common area maintenance and other tenant expenses. The initial lease payment commenced April 1, 1997.


NOTE F -- LOSS PER COMMON SHARE

     Loss per share is computed based upon the weighted average number of common shares outstanding during the period. The Company has determined that under the modified treasury stock method, there would be no change in earnings per share due to outstanding common stock equivalents. Fully diluted and primary loss per share are the same amounts for each of the periods presented.


NOTE G -- RECLASSIFICATION

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

     In April, 1994, the Company entered into an agreement with American Type Culture Collection (ATCC), Rockville, MD, the world's largest public archive of living biological cultures and genetic materials. ATCC serves the international scientific community by acquiring, preserving and distributing strains of the most diverse collection of organisms and derivative biological materials in the world. Under the agreement, ATCC will distribute cell lines adapted to the Company's non-serum products as well as other associated products worldwide. Orders for growth media under this agreement have continued during the current fiscal year.

     During July of 1995, the Company completed a non-exclusive world-wide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN is marketing Celox's TCM, TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). Initial orders under this agreement were shipped in the last quarter of Fiscal 1995. Additional orders have been received during the first six months of this fiscal year.

     The Company has also entered into an agreement with ICN to provide the rest of the Company's products (except for ViaStem(TM)) to ICN for worldwide distribution. The first shipment of these additional products will occur in the third quarter of this fiscal year.

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


RESULTS OF OPERATIONS

     The Company had recorded an Investor Settlement Receivable in the amount of $133,000 on the Balance Sheet in order to reflect the expected settlement proceeds from a class action lawsuit which was brought on behalf of investors in the Piper Fund. In December, 1995, the District Court Judge approved the Class Action Settlement. Payments from the Piper Fund have been received in accordance with the schedule agreed upon in the settlement. As of February 28, 1997 the Investor Settlement Receivable is $22,446.

     A separate Class Action lawsuit against the Fund's auditors, KPMG Peat Marwick, has been certified by the Court.

     During the quarter ended February 28, 1997, the Company had net sales of $40,032 which was a decrease of $94,842 or 70% from $134,874 reported in the same quarter for the prior year. For the six months ended February 28, 1997 net sales totaled $125,737, versus $249,232 for the six months ended February 29, 1996. This represents a decrease of 50% from the previous period. The decrease between years for the quarter results primarily from the timing of orders received from a large manufacturer. In addition, the Company was forced to lease temporary office space while it awaited completion of its new facility, which encountered lengthy construction delays and as a result products for sale could not be manufactured during the quarter. Product sales for the quarter ended February 28, 1997 were limited to inventory on hand. Both of these factors also contributed to the decline between years for the comparable six month period.

     The Company had a net loss of $118,800 for the quarter ended February 28, 1997 compared to a net loss of $52,330 for the same period in the previous year. For the six month period, a net loss of $183,297 was incurred in fiscal 1997 as compared to a net loss of $119,115 in fiscal 1996. On a per share basis, the loss for the current quarter equaled 4 cents versus a 2 cent loss in the comparable period in fiscal 1996. For the six months ended February 28, 1997 the net loss per share was 7 cents compared to a net loss of 4 cents per share in the prior year.

       The cost of products sold was 56% of net sales for the three months ended February 28, 1997, as compared to 41% of net sales for the three months ended February 29, 1996. For the six month period, cost of products sold was 49%compared to 44% during the same period in the previous fiscal year. The increase in the cost of sales for each of the respective reporting periods is due primarily to lower sales volume to cover fixed manufacturing costs. The mix of proprietary products versus standard formulations will also affect comparisons between periods. Labor, raw materials and other production costs have been consistently controlled in light of the decline in sales for the periods.

     An operating loss of $135,045 was generated for the quarter ended February 28, 1997 compared to an operating loss of $94,578 for the same period in the previous year. For the six months ended February 28, 1997 the Company had an operating loss of $220,157 versus a loss of $217,786 for the six months ended February 29, 1996. The increase between years for both reporting periods is due to a decline in sales. Operating expenses have decreased offsettting the decline in sales.

     The Company received interest and investment income of $16,245 during the quarter ended February 28, 1997 as compared to $29,898 in the prior year. Interest and investment income for the six month period was $35,819 in fiscal 1997 compared to $70,921 for the same period in 1996. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter as compared to the previous year results from reduced investment balances as the Company used capital in its operations as well as lower effective interest rates resulting from a transfer of amounts from the Piper Fund into bank certificates of deposit. Additionally, in the quarter ended November 30, 1995, the Company received special one-time dividend paid out from the Piper Fund which contributes to the variance for the six month comparison.

     For both the quarter and the six months ended February 28, 1997 the Company had no investment gains compared to investment gains of $12,350 and $27,750 for the respective quarter and six month periods during the previous fiscal year. In the prior year, gains were realized when shares of the Piper Jaffray fund were sold.

     As was disclosed in previous sections of this Form 10-QSB, Piper Jaffray and the Class Action Plantiffs have agreed to settle a lawsuit which was brought against the Piper Fund by investors. A lawsuit filed against the Fund's auditors, KPMG Peat Marwick, is still being pursued by investors other than the Company. The Company has not filed a lawsuit nor has it declined if it will join in any future class actions, but has not eliminated these options as a possibility in the future.

     Operating expenses decreased $21,905 (13%) to $152,850 from $174,755 for the quarter ended February 28, 1997 and decreased by $72,797 (20%) to $284,000 from $356,797 for the six months ended February 28, 1997 compared to the comparable periods in the prior fiscal year. The decrease for both the three and six month periods as compared to the prior year is due to the timing and amount of research and development expenditure as well as reduced marketing and sales expenses offset by higher administrative expenditures.

     Research and development costs decreased by $26,790 (65%) to $14,448 from $41,238 in the current quarter as compared to the previous fiscal year. For the comparative six month periods, research and development expenses decreased by $45,284 (57%) to $34,242 from $79,526. The decrease for both of the reporting periods results from the timing of expenditures in the areas of salaries and wages and patent expenses incurred in connection with ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of pre-clinical trials for ViaStem(TM) .

     Marketing expenses decreased by $6,698 (13%) to $44,789 from $51,487 for the quarter ended February 28, 1997 and by $48,359 (39%) to $75,129 from $123,488 for the six months then ending as compared to the comparable periods in fiscal 1996. The decreases are attributed to the amount and timing of advertising, promotional materials and trade show expenses between years. The Company has instituted a focused advertising and marketing strategy and therefore expects that marketing and sales expenses will increase during subsequent quarters as programs and advertising materials are developed.

     Administrative expenses increased by $11,583 (14%) for the quarter ended February 28, 1997 compared to the previous fiscal year to $93,613 from $82,030. For the six months ended February 28, 1997 administrative expenses increased by $20,846 (14%) to $174,629 from $153,783 in the prior year. The increase between years is primarily due to moving expenses incurred as part of the Company's move to the new facility as well as increased legal expenditures.


LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at February 28, 1997 include cash and short-term investments of $1,362,494 and net working capital of $1,402,296. This represents a decrease of $26,391 (2%) in cash and short-term investments and a decrease of $166,707 (11%) in net working capital as compared to August 31, 1996.

     The lease for the Company's previous facility terminated in October, 1996. A new facility has been completed in Oakdale, Minnesota, a suburb of St. Paul. The Company has leased approximately 9,500 square feet of office, laboratory and warehouse space in this facility during March 1997. In the interim, the Company had leased office and warehouse space on a month-to-month basis.

     The Company anticipates spending approximately $175,000 in fiscal 1997 on capital expenditures. Through February 28, 1997 the Company has not made any capital expenditures. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth and specialized tenant improvements. It is anticipated that the tenant improvements will be financed through a local financial institution.

     The Company believes that its capital resources on hand at February 28. 1997, together with revenues from product sales, will be sufficient to meet its cash requirements for the near future.



                          PART II -- OTHER INFORMATION


ITEM I. -- LEGAL PROCEEDINGS

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

     The Company is a defendant in a wrongful termination lawsuit brought by a former employee who was in the probationary period at the time of the termination. The Company believes that the lawsuit is without merit. However, it has participated in an arbitration hearing in order to bring closure to this lawsuit. As of February 28, 1997, a final settlement document still has not been executed.


ITEM 2. -- CHANGES IN SECURITIES

     None


ITEM 3. -- DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5. -- OTHER INFORMATION

     None


ITEM 6. -- (A) EXHIBITS

     10.6 Lease Agreement with Oakdale Properties LLC located at 1311 Helmo Avenue, Oakdale, Minnesota dated December 6, 1996.

           (B) REPORTS ON FORM 8-K

               None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CELOX LABORATORIES, INC.


Dated: April 11, 1997                    By: /s/ Milo R. Polovina
                                             ------------------------------
                                             Milo R.  Polovina, President &
                                             Principal Financial Officer