Form 10QSB
period 1997-05-31
CELOX LABORATORIES INC
filed 1997-07-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended MAY 31, 1997 or

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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON JUNE 30, 1997 WAS 2,742,169.

Transitional small business format disclosure:

                               Yes ____   No __X__



                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                  May 31, 1997


PART I -- FINANCIAL INFORMATION                                         Page
                                                                        ----

         ITEM 1.  Financial Statements

                   Balance Sheet as of August 31, 1996
                      and May 31, 1997                                   3

                   Statement of Operations -- Three months ended
                      May 31, 1997 and May 31, 1996, and nine
                      months ended May 31, 1997 and May 31, 1996         5

                   Statement of Changes in Shareholders' Equity
                      for the year ended August 31, 1996 and the
                      nine months ended May 31, 1997                     6

                   Statement of Cash Flows -- Nine months ended
                      May 31, 1997 and May 31, 1996                      7

                   Notes to Financial Statements                         8


         ITEM 2.  Management's Discussion and Analysis of Financial
                      Conditions and Results of Operations               10


PART II -- OTHER INFORMATION                                             16




CELOX LABORATORIES, INC.
BALANCE SHEET

                                                     May 31,         August 31,
ASSETS                                                1997              1996
                                                  -----------       -----------
CURRENT ASSETS
    Cash and cash equivalents                     $   499,879       $   420,222
    Certificates of deposit                           737,212           968,663
    Trade receivables                                  22,691            91,802
    Investor settlement receivable - current                0            57,328
    Accrued interest receivable                        13,244            19,002
    Inventories                                        49,695            74,372
    Prepaid expenses                                    4,336               814
                                                  -----------       -----------

                   Total current assets             1,327,057         1,632,203
                                                  -----------       -----------


INVESTOR SETTLEMENT RECEIVABLE                         22,446            22,446


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
    Laboratory and production equipment               204,882           204,882
    Office furniture and equipment                     78,764            78,764
    Leasehold improvements                            115,558            64,390
                                                  -----------       -----------
                                                      399,204           348,036
    Less accumulated depreciation                    (217,488)         (254,432)
                                                  -----------       -----------

                                                      181,716            93,604
                                                  -----------       -----------

         TOTAL ASSETS                             $ 1,531,219       $ 1,748,253
                                                  ===========       ===========



CELOX LABORATORIES, INC.
BALANCE SHEET

                                                     May 31,         August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1997              1996
                                                  -----------       -----------


CURRENT LIABILITIES
    Accounts payable                              $    27,757       $    29,748
    Accrued liabilities                                32,511            34,225
    Bank note payable-current                           3,694                 0
                                                  -----------       -----------

                   Total current liabilities           63,962            63,973
                                                  -----------       -----------


BANK NOTE PAYABLE                                      95,074                 0


SHAREHOLDERS' EQUITY
    Common stock                                       27,422            27,422
    Additional contributed capital                  5,251,756         5,251,756
                                                  -----------       -----------

                                                    5,279,178         5,279,178
    Accumulated deficit                            (3,906,995)       (3,594,898)
                                                  -----------       -----------

                   Total shareholders' equity       1,372,183         1,684,280
                                                  -----------       -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 1,531,219       $ 1,748,253
                                                  ===========       ===========

      See Notes to Financial Statements.




CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS

                                              Three months ended                  Nine months ended
                                                    May 31,                             May 31,
                                        -----------------------------       -----------------------------
                                            1997              1996              1997              1996

REVENUES
    Net sales                           $    37,809       $    76,462       $   163,546       $   325,694
                                        -----------       -----------       -----------       -----------
    Cost of products sold                    31,816            39,263            93,710           149,484
                                        -----------       -----------       -----------       -----------

GROSS MARGIN                                  5,993            37,199            69,836           176,210
                                        -----------       -----------       -----------       -----------

OPERATING EXPENSES
    Research and development                 14,724            32,582            48,966           112,108
    Marketing and sales                      39,614            65,142           114,742           188,630
    Administrative                           69,468            81,906           244,097           235,689
                                        -----------       -----------       -----------       -----------

    Total operating expenses                123,806           179,630           407,805           536,427

OPERATING LOSS                             (117,813)         (142,431)         (337,969)         (360,217)

OTHER INCOME (EXPENSE)
    Interest and investment income           17,214            20,398            53,032            91,319
    Investment gain (loss)                        0                 0                 0            27,750
    Other income                                  0                 0             1,041                 0
    Interest expense                           (701)                0              (701)                0
    Legal settlement                        (27,500)                0           (27,500)                0
                                        -----------       -----------       -----------       -----------

    Total other income (expense)            (10,987)           20,398            25,872           119,069


NET LOSS                                $  (128,800)      $  (122,033)      $  (312,097)      $  (241,148)
                                        ===========       ===========       ===========       ===========


LOSS PER COMMON SHARE                   $     (0.05)      $     (0.04)      $     (0.11)      $     (0.09)
                                        ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING             2,742,169         2,742,169         2,742,169         2,742,169
                                        ===========       ===========       ===========       ===========

See Notes to Financial Statements.




CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                Common Stock            Additional                     Unrealized
                                         -------------------------       Paid-in        Accumulated    Gain on Inv.
                                          Shares          Amount         Capital          Deficit     Avail. for Sale      Total
                                         ---------      ---------      -----------      -----------   ---------------   -----------
BALANCE AT AUGUST 31, 1994               2,764,669      $  27,647      $ 5,268,681      ($2,864,260)              0     $ 2,432,068
                                         ---------      ---------      -----------      -----------       ---------     -----------

   Common stock repurchased                (22,500)          (225)         (16,925)                                         (17,150)
   Unrealized gains for the period                                                                           38,798          38,798
   Net loss for the period                                                                 (346,614)                       (346,614)
                                         ---------      ---------      -----------      -----------       ---------     -----------

BALANCE AT AUGUST 31, 1995               2,742,169      $  27,422      $ 5,251,756      ($3,210,874)      $  38,798     $ 2,107,102

   Net change in unrealized gains
     for the year                                                                                           (38,798)        (38,798)
   Net loss for the period                                                                 (384,024)                       (384,024)
                                         ---------      ---------      -----------      -----------       ---------     -----------

BALANCE AT AUGUST 31, 1996               2,742,169      $  27,422      $ 5,251,756      ($3,594,898)      $       0     $ 1,684,280

   Net loss for the period                                                                 (312,097)                       (312,097)
                                         ---------      ---------      -----------      -----------       ---------     -----------

BALANCE AT MAY 31, 1997                  2,742,169      $  27,422      $ 5,251,756      ($3,906,995)      $       0     $ 1,372,183

See Notes to Financial Statements.




CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS


                                                                              Nine months ended
                                                                            May 31,         May 31,
                                                                             1997            1996
                                                                          ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss for the period                                               ($312,097)      ($241,148)
                                                                          ---------       ---------
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization                                      27,446          35,788
          Deferred rent expense                                                (773)         (3,469)
          Changes in assets and liabliities:
             (Increase) decrease in:
                Accounts receivable                                          69,111         (85,462)
                Accrued interest receivable                                   5,758          10,353
                Inventories                                                  24,677         (14,859)
                Prepaid expenses                                             (3,523)            203
                Officer note receivable                                           0           4,000
             Increase (decrease) in:
                Accounts payable                                             (1,991)          2,748
                Accrued liabilities                                            (940)         (1,978)
                                                                          ---------       ---------

                Net cash used in operating activities                      (192,332)       (293,824)
                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity (Purchase) of bank certificates of deposit                     231,450        (766,839)
    Proceeds from sale of short-term investments held for sale                    0         728,538
    Proceeds from investor settlement receivable                             57,328               0
    Purchase of equipment and leasehold improvements                       (115,558)        (12,842)
                                                                          ---------       ---------

                Net cash from (used for) investing activities               173,220         (51,143)
                                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank note payable                                          98,769               0
                                                                          ---------       ---------

                Net cash from financing activities                           98,769               0
                                                                          ---------       ---------

                Net increase (decrease) in cash and cash equivalents         79,657        (344,967)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                     420,222         919,404
                                                                          ---------       ---------

    End of period                                                         $ 499,879       $ 574,437
                                                                          =========       =========

See Notes to Financial Statements.




CELOX LABORATORIES, INC,
NOTES TO FINANCIAL STATEMENTS                 May 31, 1997


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

     As an alternative to the Piper Fund, the Company has utilized bank certificates of deposit. As of May 31, 1997 the Company had investments of $737,212 in Certificates of Deposit. Certificates of deposit are made only with the highest rated banks and less than $100,000 is deposited at any one bank. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments.


NOTE D--NOTES PAYABLE BANK

     During April, 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenant improvements in the Company's new facility. The loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 7.5% , is tied to the certificate of deposit rate. The loan will be paid off monthly over a five year period.


NOTE E--REPURCHASE OF COMMON STOCK

     Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market transactions at prices not to exceed $1.75 per share. At May 31, 1997 the Company had repurchased 136,700 shares at prices ranging from $0.85 to $1.58 per share.


NOTE F--FACILITY LEASE AGREEMENT

     The Company's new facility is located at 1311 Helmo Avenue in Oakdale, Minnesota (a suburb of St. Paul). A new Lease Agreement was executed on December 6, 1996 and calls for the lease of 9,500 square feet of office, laboratory and warehouse space. The term of the lease is seven (7) years with an option to renew for extended periods. Base rent for each of the seven (7) years is $73,725 plus charges for common area maintenance and other tenant expenses. The initial lease payment commenced on April 1, 1997.


NOTE G--LOSS PER COMMON SHARE

     Loss per share is computed based upon the weighted average number of common shares outstanding during the period. The Company has determined that under the modified treasury stock method, there would be no change in earnings per share due to outstanding common stock equivalents. Fully diluted and primary loss per share are the same amounts for each of the periods presented.


NOTE H--RECLASSIFICATION

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

     During July of 1995, the Company completed a non-exclusive world-wide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN is marketing Celox's TCM, TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). Initial orders under this agreement were shipped in the last quarter of fiscal 1995. Additional orders have been received during the this fiscal year.

     The Company has also entered into an agreement with ICN to provide the rest of the Company's products (except for ViaStem(TM)) to ICN for worldwide distribution. The first shipment of these additional products occurred in the third quarter.

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


Results of Operations

     The Company had recorded an Investor Settlement Receivable in the amount of $133,000 on the Balance Sheet in order to reflect the expected settlement proceeds from a class action lawsuit which was brought on behalf of investors in the Piper Fund. In December, 1995, the District Court Judge approved the Class Action Settlement. Payments from the Piper Fund have been received in accordance with the schedule agreed upon in the settlement. As of May 31, 1997 the Investor Settlement Receivable is $22,446.

     A separate Class Action lawsuit against the Fund's auditors, KPMG Peat Marwick, had been certified by the Court. In March of 1997, the federal court in Minnesota granted KPMG Peat Marwick's motion for partial summary judgement. The effect of this decision was to dismiss all of the remaining federal claims against KPMG Peat Marwick. Based on correspondence received from the plaintiff's attorneys, an appeal of this decision will be made.

     During the quarter ended May 31, 1997, the Company had net sales of $37,809 which was an decrease of $38,653 or 51% from $76,462 reported in the same quarter for the prior year. For the nine months ended May 31, 1997 net sales totalled $163,546 versus $325,694 for the nine months ended May 31, 1996. This represents a decrease of 50% from the previous period. The decrease between years for the quarter results primarily from the timing of orders received from a distributor. In addition, the Company moved into its new facility in April and had to re-validate all of the production equipment which limited the production of products during the third quarter. Both of these factors also contributed to the decline between years for the comparable nine month periods.

     The Company had a net loss of $128,800 for the quarter ended May 31, 1997 compared to a net loss of $122,033 for the same period in the previous year. For the nine month period, a net loss of $312,097 was incurred in fiscal 1997 as compared to a net loss of $241,148 in fiscal 1996. On a per share basis, the loss for the current quarter equalled 5 cents versus a 4 cent loss in the comparable period in fiscal 1996. For the nine months ended May 31, 1997 the net loss per share was 11 cents compared to a net loss of 9 cents per share in the prior year.

     The cost of products sold was 84% of net sales for the three months ended May 31, 1997, as compared to 51% of net sales for the three months ended May 31, 1996. For the nine month period, cost of products sold was 57% compared to 46% during the same period in the previous fiscal year. The increase in the cost of sales for each of the respective reporting periods is due primarily to lower sales volume to cover fixed manufacturing costs. In addition, the current quarter cost of sales was higher due to one-time start up costs associated with the move to new facility. The mix of proprietary products versus standard formulations will also affect comparisons between periods. Labor, raw materials and other production costs have been consistently controlled in light of the decline in sales for the periods.

     An operating loss of $117,813 was generated for the quarter ended May 31, 1997 compared to an operating loss of $142,431 for the same period in the previous year. For the nine months ended May 31, 1997 the Company had an operating loss of $337,969 versus a loss of $360,217 for the nine months ended May 31, 1996. The decrease between years for both reporting periods is due to a strict control of operating expenses in light of the lower sales volume.

     The Company received interest and investment income of $17,214 during the quarter ended May 31, 1997 as compared to $20,398 in the prior year. Interest and investment income for the nine month period was $53,032 in fiscal 1997 compared to $91,319 for the same period in 1996. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during both the quarter and the nine month reporting period as compared to the previous year results from reduced investment balances as the Company uses capital in its operations as well as lower effective interest rates resulting from a transfer of amounts from the Piper Fund into bank certificates of deposit. Additionally, in the quarter ended November 30, 1995, the Company received special one-time dividends paid out from the Piper Fund. This also contributes to the variance for the nine month comparison.

     For the nine months ended May 31, 1997 the Company had no investment gains compared to investment gains of $27,750 nine month period during the previous fiscal year. In the prior year, gains were realized when shares of the Piper Jaffray fund were sold.

     As was disclosed in previous sections of this Form 10-QSB, Piper Jaffray and the Class Action Plaintiffs have agreed to settle a lawsuit which was brought against the Piper Fund by investors. A lawsuit filed against the Fund's auditors, KPMG Peat Marwick, is still being pursued by investors other than the Company. An appeal of the decision of the federal court in Minnesota to grant summary judgement to KPMG Peat Marwick will likely be made by the attorneys for the plaintiffs. The Company has not filed a lawsuit nor has it decided if it will join in any future class actions, but has not eliminated these options as a possibility in the future.

     Operating expenses decreased $55,824 (31%) to $123,806 from $179,630 for the quarter ended May 31, 1997 and decreased by $128,622 (24%) to $407,805 from $536,427 for the nine months ended May 31, 1997 compared to the comparable periods in the prior fiscal year. The decrease for both the three and nine month periods as compared to the prior year is due to the timing and amount of research and development expenditures as well as reduced marketing and sales expenses offset by higher administrative expenditures for the nine month results.

     Research and development costs decreased by $17,858 (55%) to $14,724 from $32,582 in the current quarter as compared to the previous fiscal year. For the comparative nine month periods, research and development expenses decrease by $63,142 (56%) to $48,966 from $112,108. The decrease for both of the reporting periods results from the timing of expenditures in the areas of salaries and wages and patent expenses incurred in connection with the ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of pre-clinical and clinical trials for ViaStem(TM).

     Marketing expenses decreased by $25,528 (39%) to $39,614 from $65,142 for the quarter ended May 31, 1997 and by $73,888 (39%) to $114,742 from $188,630 for the nine months then ending as compared to the comparable periods in fiscal 1996. The decreases are attributable to the amount and timing of advertising, promotional materials and trade show expenses between years. The Company has instituted a focused advertising and marketing strategy and therefore expects that marketing and sales expenses will increase during subsequent quarters as programs and advertising materials are developed.

     Administrative expenses decreased by $12,438 (15%) for the quarter ended May 31, 1997 compared to the previous fiscal year to $69,468 from $81,906. For the nine months ended May 31, 1997 administrative expenses increased by $8,408 (4%) to $244,097 from $235,689 in the prior year.

The decrease in the current quarter is due to lower operating expenses in the new facility along with strict cost controls. The increase between years for the nine month period is primarily due to moving expenses incurred as part of the Company's move to a new facility as well as increased legal expenditures.


Liquidity and Capital Resources

     Capital resources on hand at May 31, 1997 include cash and short-term investments of $1,237,091 and net working capital of $1,263,095. This represents a decrease of $151,794 (11%) in cash and short-term investments and a decrease of $305,135 (19%) in net working capital as compared to August 31, 1996.

     The lease for the Company's facilities terminated in October, 1996. A new facility has been completed in Oakdale, Minnesota, a suburb of St. Paul. The Company is leasing approximately 9,500 square feet of office laboratory and warehouse space in this facility. The Company moved into the Oakdale facility during March, 1997. In the interim, the Company had leased office and warehouse space on a month-to-month basis. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. The balance of tenant improvements over this amount was paid for out of Company funds.

     The Company anticipates spending approximately $150,000 in fiscal 1997 on capital expenditures. Through May 31, 1997 the Company has made capital expenditures in the amount of $115,558. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth and specialized tenant improvements.

     The Company believes that its capital resources on hand at May 31, 1997, together with revenues from product sales, will be sufficient to meet its cash requirements for the near future.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is a member of the class in the KPMG Peat Marwick action as it relates to their audit of the Piper Jaffray Institutional Government Income Portfolio Fund, on whose behalf litigation has been commenced in federal district court in Minneapolis. The Company has not directly participated in the litigation. The Company expects that attorneys for the plaintiffs in this action will appeal the decision of the federal court in Minneapolis to grant partial summary judgement to KPMG Peat Marwick.

         The Company was a defendant in a wrongful termination lawsuit brought by a former employee who was in the probationary period at the time of the termination. The Company believes that the lawsuit was totally without merit. During the current quarter however, the Company agreed to a settlement reached as a result of court ordered mediation. A $27,500 settlement has been recorded in the financial statements.

         The Company has filed a lawsuit against its former landlord claiming, among other things, that the landlord repeatedly violated the terms of the lease agreement. Currently, both sides are involved in discovery.


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

                                               CELOX LABORATORIES, INC.


Dated: July 11, 1997                     By:     /S/ Milo R. Polovina
                                              ---------------------------------
                                               Milo R.  Polovina, President &
                                               Principal Financial Officer