Form 10KSB
period 1997-08-31
CELOX LABORATORIES INC
filed 1997-11-28
CIK 883720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

Commission file number:  0-19866

                            CELOX LABORATORIES, INC.
                 (Name of small business issuer in its charter)

                     Minnesota                            36-3384240
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

                  1311 Helmo Avenue, St. Paul, Minnesota 55128
                    (Address of principal executive offices)

                    Issuer's telephone number: (612) 730-1500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes ____ No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's sales for its most recent fiscal year were $221,407.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on October 31, 1997 as reported on the Over-the-Counter Market, was approximately $1,963,990. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this number, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 31, 1997, the registrant had outstanding 2,742,169 shares of Common Stock.

         Transitional Small Business Disclosure Format. ____ Yes __X__ No
         Exhibit Index is located on page 16.

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

FORWARD LOOKING INFORMATION

         Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward- looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include the Company's ability to execute its business plan.

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

         In April of 1994, the Company entered into an agreement with American Type Culture Collection (ATCC), Rockville, MD, the world's largest public archive of living biological cultures and genetic materials. ATCC serves the international scientific community by acquiring, preserving, and distributing strains of the most diverse collection of organisms and derivative biological materials in the world. Under the agreement, ATCC will distribute cell lines adapted to the Company's non-serum products as well as other associated products worldwide. Orders for cell lines and growth media under this agreement continued during fiscal 1997.

         During July of 1995, the Company entered into a non-exclusive worldwide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN will market Celox's proprietary serum-free cell biology products and Cellvation(TM). Initial orders under this agreement began in the final quarter of fiscal year 1995 and have continued through fiscal 1997. During the third quarter of fiscal 1997, the Company also began to supply ICN with the rest of its product line, except for ViaStem(TM).

         ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products, and biotechnology research products in over 60 countries in North and Latin America, Eastern and Western Europe, and the Pacific Rim countries.

         During fiscal 1997, the Company began providing its proprietary products to Sigma Chemical Company under a private label distribution agreement.

CUSTOMERS

         The Company markets its products to academic, pharmaceutical, and diagnostic companies. The Company's two largest customers accounted for 34% of the Company's revenues during fiscal 1997. These customers each accounted for more than 10% of the Company's revenue for the past fiscal year. The loss of any one would have a material adverse, short-term effect on the Company. However, one of the customers is comprised of many labs and a loss of the total account is unlikely. (See Note 5 of Notes to Financial Statements.)

         In December 1991, the Company was awarded a General Services Administration, Federal Supply Service Agreement ("GSA Agreement"), commencing in January 1992 and terminating in December 1996. By receiving the GSA Agreement, the Company's products have been qualified for use by numerous institutions, including the National Institutes of Health, National Cancer Institute, Veterans Administration, and United States Department of Agriculture. Management determined that it was in the Company's best interest to allow this agreement to terminate without renewal. Customers who had been ordering under the GSA agreement have continued to order from the Company subsequent to the termination of the agreement.

RESEARCH AND DEVELOPMENT

         Although the Company has completed the research and development of its current products, the Company intends to refine these products, as necessary, to meet customer requirements and to take advantage of technological changes. Additionally, the Company intends to continue to identify factors that affect the growth, differentiation, and replication of cells, particularly human cells. For the years ended August 31, 1996 and 1997, the Company spent approximately $132,534 and $47,686, respectively, on research and development. During fiscal year 1997, the Company's primary research and development efforts continued to focus on the development of pre- clinical data on ViaStem(TM). This pre-clinical data is being developed through collaborative agreements with the Hoxworth Blood Center at the University of Cincinnati and the Memorial Blood Centers of Minnesota. Research and developmental expenses will fluctuate based on the status of pre-clinical and clinical trials for ViaStem(TM).

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

         The Company packages and ships its products from its facility in St. Paul, Minnesota. The Company generally ships within 24 hours after receiving a purchase order. (See "Item 2 - Properties" for further discussion of Company facilities.)

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

TRADE SECRETS AND PROPRIETARY TECHNOLOGY

         The Company's ability to compete effectively with other producers may be materially dependent on the proprietary nature of its technologies. The Company pursues a policy of protecting its technological position through the use of trade secrets. Because patenting requires disclosure of technology to the public, and because the nature of certain technology renders policing of infringement difficult, the Company believes its proprietary technology is generally better protected by maintaining strict security and secrecy than by obtaining patents. There can be no assurance, however, that competitors will not independently develop substantially the equivalent information or techniques, or otherwise gain access to the Company's know-how, such as through the employment of scientific personnel who previously worked for the Company.

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

VIASTEM(TM) PATENTS

         In March 1995, the Company filed a patent application for ViaStem(TM) in the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company's ViaStem(TM) technology through March of 2015. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. Initial reports from the various countries that have reviewed the international patent application have been positive. Due to the unique nature of ViaStem(TM), the Company pursued the patent process for this product.

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

EMPLOYEES

         As of October 31, 1997, the Company employed a total of four (4) persons on a full-time basis, of whom two were involved in technical capacities and two in administrative functions, as well as temporary employees. During the next 12 months, the Company anticipates hiring additional business development representatives, technical personnel, and other employees, as needed, based on growth. The Company also intends to continue to utilize temporary employees, as needed, in administrative and general laboratory positions.

ITEM 2 - PROPERTIES

         The Company's executive offices and laboratories are located in a new facility in St. Paul, Minnesota. The Company leases approximately 9,500 square feet of office, laboratory, and warehouse space in this facility. The Company moved into the St. Paul facility during March 1997.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is a member of the class in the KPMG Peat Marwick action as it relates to their audit of the Piper Jaffray Institutional Government Income Portfolio Fund, on whose behalf litigation has been commenced in federal district court in Minneapolis, MN. The Company has not directly participated in the litigation. The Company expects that attorneys for the plaintiff in this action will appeal the decision of the federal court in Minneapolis to grant partial summary judgement to KPMG Peat Marwick.

         The Company was a defendant in a wrongful termination lawsuit brought by a former employee who was in the probationary period at the time of termination. The Company believes that the lawsuit was totally without merit. During fiscal 1997 however, the Company agreed to a settlement reached as a result of court ordered mediation.

         On November 21, 1996, the Company filed a lawsuit in Hennepin County Court, in the State on Minnesota, against its former landlord claiming, among other things, that the landlord repeatedly violated the terms of the lease agreement in the area of the tenant's right to quiet enjoyment of the leased space. Currently, both parties have been ordered by the Court to participate in a mediation process.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. MARKET INFORMATION

         The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System since March 9, 1992. Prior to this, there was no public market for the Company's Common Stock. Beginning August 15, 1996, the Company's Common Stock began trading on the Over-the-Counter (OTC) Market. Due to a failure to meet a NASDAQ requirement of at least $2,000,000 in net tangible assets, the Company was delisted from the NASDAQ Small Cap Market. The following table sets forth the range of high and low bid quotations of the Company's Common Stock as reported by the NASDAQ System for Fiscal 1996, and 1997. Beginning with September 1996, the quotes represent inter-dealer prices on the OTC Market. The OTC Market quotations reflect inter-dealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.

                                                                STOCK PRICES
                                                                HIGH        LOW

           FISCAL YEAR 1996

           November 30, 1995 (1st Quarter)..................... $1.00      $0.75
           February 28, 1996 (2nd Quarter).....................  0.88       0.63
           May 31, 1996 (3rd Quarter)..........................  2.00       0.63
           August 31, 1996 (4th Quarter).......................  1.88       0.63

           FISCAL YEAR 1997

           November 30, 1996 (1st Quarter).....................  0.63       0.30
           February 28, 1997 (2nd Quarter).....................  0.65       0.30
           May 31, 1997 (3rd Quarter)..........................  0.50       0.34
           August 31, 1997 (4th Quarter).......................  0.63       0.34

           FISCAL YEAR 1998

           September 1, 1997 through
           October 31, 1997.................................... $1.13      $0.34

         B. HOLDERS

         As of October 31, 1997, there were approximately 900 holders of the Company's Common Stock.

         C. DIVIDENDS

         The Company has not paid any dividends on its Common Stock to date and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the expansion and development of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following pertains to the results of operations and financial position of the Company for the two fiscal years ended August 31, 1996, and August 31, 1997, and should be read in conjunction with the financial statements included elsewhere herein.

RESULTS OF OPERATIONS

         In fiscal 1993, the Company's primary focus changed from research and development to increasing revenues from existing products and expanding manufacturing capabilities. Accordingly, in fiscal 1993 the Company changed its reporting status from a development-stage company to a regular operating corporation.

         The Company had a net loss of $388,473 in fiscal 1997 compared to net loss of $384,024 in fiscal 1996. Reduced operating expenses offset a decline in sales.

         Net sales decreased 40% or $146,139 to $221,407 in 1997 from $367,546 in 1996, primarily due to the timing of orders received from a manufacturing customer. Additionally, the Company moved into its new facility in April, 1997 and had to re-validate all of the production equipment. The re-validation limited the production of products during the third quarter of the fiscal year. Two customers each accounted for sales of more than 10% of the Company's annual sales in 1997 compared to three customers in 1996. (See Note 5 of Notes to Financial Statements.)

         The Company also received interest income of $67,820 in 1997 compared to $111,523 in 1996. This is primarily due to the Company's cash position as a result of its March 1992 initial public offering. The decrease between years is due to a shifting of investment funds out of the Piper Jaffray Institutional Government Income Fund (the Fund) into bank certificates of deposit which have lower yields but less volatility, as well as the use of cash in operations.

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

         Based upon the final loss calculation approved by the court a receivable for litigation settlement in the amount of $133,000 was set up at August 31, 1995. During fiscal 1996, the Company received payments totaling $53,226 plus interest on this receivable. During fiscal 1997, the Company received payments totalling $57,328 plus interest under the settlement agreement. As of August 31, 1997, the balance remaining in the settlement receivable was $22,446. Subsequent to the fiscal year end, an additional $15,807 plus interest was received.

         Marketing and general and administrative expenses decreased by 17% or $97,081 from $566,609 in fiscal 1996 to $469,528 in fiscal 1997. The decrease between the respective periods was the amount and timing of advertising, promotional materials and trade show expenses. General and administrative expenses were comparable between periods as moving costs were offset by lower rent and operating expenses in the current fiscal year.

         Cost of goods sold decreased by $61,105 over fiscal 1996, and represented 59% of sales in 1997 compared to 52% of sales in 1996. The increase in the cost of goods sold as a percentage of sales results from fewer sales to cover fixed manufacturing costs. The Company expects the cost of products sold as a percentage of sales to decrease as sales and production levels increase and fixed production costs are allocated over a larger revenue base. The mix of products also affected the cost of goods sold comparison between period.

         Research and development expenses decreased by 64% or $84,848 to $47,686 in 1997. The decrease between years results from the timing and amount of professional fees and other costs associated with the patent filing for ViaStem(TM). Professional fees for research and development in fiscal 1998 will include international filing fees for the international patent on ViaStem(TM). The Company will add additional products in fiscal 1998, though the main focus will be on increasing sales volume. The Company presently has over 30 products.

         The loss per common share was ($0.14) in fiscal 1997 as well as ($0.14) in fiscal 1996.

         In 1998, the Company will continue its efforts to increase sales volume through an increase in marketing activities. The sales and marketing activities will consist of establishing further relationships with independent sales organizations and distributors, expanding its distribution activities with ATCC, ICN Pharmaceuticals, and the Sigma Chemical Company. In addition, the Company has instituted a focused advertising/marketing strategy which will increase certain sales and marketing expenses for fiscal 1998. The Company expects operating costs to remain flat in 1998. However, there can be no assurance that sales will increase or that the Company will be profitable in the future. Management does not expect to realize an operating profit in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During 1997, the Company's capital expenditures totaled $115,558. The Company anticipates that capital expenditures for 1998 will be approximately $50,000 to fund additional sales, research and development, and manufacturing growth.

         At August 31, 1997, the Company had cash and short-term investments totaling $1,145,393. This cash and short-term investment position is from the proceeds of the Company's March 1992 initial public offering. Management believes that these funds will be sufficient to fund operating losses and capital expenditures for 1998.

         The Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's Common Stock in the open market at prices not to exceed $1.75 per share. Through August 31, 1997, 136,700 shares were repurchased for $142,173.

         At this time, management is not aware of any factors that would have a materially adverse impact on cash flow beyond 1998, other than the potential for continuing losses. Management expects operating losses to continue in 1998.

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Celox Laboratories, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheet of Celox Laboratories, Inc. as of August 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celox Laboratories, Inc. as of August 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                           Certified Public Accountants

Minneapolis, Minnesota
September 25, 1997

                            CELOX LABORATORIES, INC.

                                  Balance Sheet


--------------------------------------------------------------------------------
                                                                August 31
                       ASSETS                               1997          1996
--------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                           $  408,274    $  420,222
    Certificates of deposit                                737,119       968,663
    Trade accounts receivable                               26,562        91,802
    Investor settlement receivable - current                22,446        57,328
    Accrued interest receivable                             16,956        19,002
    Inventories
        Raw materials                                       30,142        52,742
        Finished goods                                      16,713        21,630
    Prepaid expenses                                         1,058           814
                                                        ----------    ----------
            Total current assets                         1,259,270     1,632,203

INVESTOR SETTLEMENT RECEIVABLE                                            22,446

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
    Laboratory and production equipment                    204,882       204,882
    Office furniture and equipment                          78,764        78,764
    Leasehold improvements                                 115,558        64,390
                                                        ----------    ----------
                                                           399,204       348,036
    Less accumulated depreciation                          229,010       254,432
                                                        ----------    ----------
            Net equipment and leasehold improvements       170,194        93,604

OTHER ASSETS
     Patents, net                                           18,789
                                                        ----------    ----------

            TOTAL ASSETS                                $1,448,253    $1,748,253
                                                        ==========    ==========

Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                                  Balance Sheet


-------------------------------------------------------------------------------------
                                                                   August 31
     LIABILITIES AND STOCKHOLDERS' EQUITY                     1997           1996
-------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Note payable                                          $    94,879
    Trade accounts payable                                     26,321     $    29,748
    Accrued liabilities
        Compensation                                           21,438          21,179
        Taxes, other than income taxes                          6,808           9,273
        Other                                                   3,000           3,773
                                                          -----------     -----------
            Total current liabilities                         152,446          63,973


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share
        Authorized, 4,000,000 shares Issued
        and outstanding, 2,742,169 shares in
            1997 and 1996                                      27,422          27,422
    Additional paid-in capital                              5,251,756       5,251,756
    Accumulated deficit                                    (3,983,371)     (3,594,898)
                                                          -----------     -----------
            Total stockholders' equity                      1,295,807       1,684,280
                                                          -----------     -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,448,253     $ 1,748,253
                                                          ===========     ===========

Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                             Statement of Operations

---------------------------------------------------------------
                                          Years Ended August 31
                                           1997          1996
---------------------------------------------------------------

NET SALES                               $ 221,407     $ 367,546

COST OF GOODS SOLD                        131,418       192,523
                                        ---------     ---------

GROSS PROFIT                               89,989       175,023

OPERATING EXPENSES
    Research and development               47,686       132,534
    Marketing                             153,738       241,926
    General and administrative            315,790       324,683
                                        ---------     ---------
            Total operating expenses      517,214       699,143
                                        ---------     ---------

OPERATING LOSS                           (427,225)     (524,120)

OTHER INCOME (EXPENSE)
    Interest and dividend income           67,820       111,523
    Investment gain                                      27,750
    Interest expense                       (2,609)
    Other                                 (26,459)          823
                                        ---------     ---------
            Total other income, net        38,752       140,096
                                        ---------     ---------

LOSS BEFORE INCOME TAX BENEFIT           (388,473)     (384,024)

INCOME TAX BENEFIT                           --            --
                                        ---------     ---------

NET LOSS                                ($388,473)    ($384,024)
                                        =========     =========

NET LOSS PER COMMON SHARE               ($    .14)    ($    .14)
                                        =========     =========

Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                  Statement of Changes in Stockholders' Equity

                      Years Ended August 31, 1997 and 1996


-------------------------------------------------------------------------------------
                                                       Common Stock        Additional
                                                   --------------------     Paid-In
                                                    Shares       Amount     Capital
-------------------------------------------------------------------------------------
BALANCES - August 31, 1995                         2,742,169    $27,422    $5,251,756

    Net change in unrealized gains for the year

    Net loss
                                                   ---------    -------    ----------

BALANCES - August 31, 1996                         2,742,169     27,422     5,251,756

    Net loss
                                                   ---------    -------    ----------

BALANCES - August 31, 1997                         2,742,169    $27,422    $5,251,756
                                                   =========    =======    ==========

Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                  Statement of Changes in Stockholders' Equity

                      Years Ended August 31, 1997 and 1996

--------------------------------------------------------------------------------
                                      Unrealized
                 Accumulated           Gains on
                   Deficit            Investments             Total
--------------------------------------------------------------------------------

                ($3,210,874)             $38,798           $2,107,102

                                         (38,798)             (38,798)

                   (384,024)                                 (384,024)
                 ----------           ----------           ----------

                 (3,594,898)                                1,684,280

                   (388,473)                                 (388,473)
                 ----------           ----------           ----------

                ($3,983,371)          $     --             $1,295,807
                 ==========           ==========           ==========

Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                             Statement of Cash Flows


--------------------------------------------------------------------------------------------
                                                                   Years Ended August 31
                                                                    1997            1996
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    ($  388,473)    ($  384,024)
    Adjustments to reconcile net loss to net
        cash used for operating activities
        Depreciation                                                 38,968          47,933
        Deferred rent expense                                          (773)         (4,626)
        Realized and unrealized gains on investments                                (27,750)
        Changes in assets and liabilities
            (Increase) decrease in trade accounts receivable         65,240         (34,262)
            Decrease in accrued interest receivable                   2,046           7,160
            (Increase) decrease in inventories                       27,517          (7,695)
            (Increase) decrease in prepaid expenses                    (244)          1,854
            (Decrease) increase in trade accounts payable            (3,427)         11,354
            (Decrease) in accrued liabilities                        (2,206)         (1,082)
                                                                -----------     -----------
            Net cash used for operating activities                 (261,352)       (391,138)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of short-term investments and
        certificates of deposit                                    (933,549)     (1,551,715)
    Proceeds from sale of short-term investments and
        certificates of deposit                                   1,165,093       1,401,844
    Proceeds from investor settlement receivable                     57,328          53,226
    Principal payments received on note receivable -
         officer/stockholder                                                          4,000
    Investment in ViaStem patent                                    (18,789)
    Capital expenditures                                           (115,558)        (15,399)
                                                                -----------     -----------
            Net cash from (used for) investing activities           154,525        (108,044)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable, net                                  94,879
                                                                -----------     -----------
            Net cash from financing activities                       94,879            --
                                                                -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (11,948)       (499,182)

CASH AND CASH EQUIVALENTS - Beginning of Year                       420,222         919,404
                                                                -----------     -----------

CASH AND CASH EQUIVALENTS - End of Year                         $   408,274     $   420,222
                                                                ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for income taxes                              $      --       $      --
                                                                ===========     ===========
    Cash payments for interest                                  $     2,609     $      --
                                                                ===========     ===========

Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

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

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant estimates include the income tax valuation account (Note 6). It is at least reasonably possible that this estimate could change.

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

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

INVESTMENTS

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115. Under SFAS No. 115, the Company classifies its marketable debt and equity securities as "available for sale". Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using average cost method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity.

In fiscal 1996, the Company sold all of its remaining shares in the Piper Jaffray Institutional Government Income Portfolio Fund, transferring such amounts to certificates of deposit at several banks, where the Company currently is investing their surplus cash.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company uses the allowance method to account for uncollectible accounts, however, no allowance was deemed necessary at August 31, 1997 and 1996.

INVENTORIES

Inventories are stated at the lower of FIFO (first-in, first-out method) cost or market.

ADVERTISING

The Company expenses advertising when incurred. Total advertising costs were approximately $20,800 and $29,500, respectively, for the years ended August 31, 1997 and 1996.

DEPRECIATION

Depreciation is computed by the straight-line method using the estimated useful lives of the individual assets.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

AMORTIZATION OF INTANGIBLE ASSETS

During fiscal 1997, Celox received a patent for ViaStem. The costs associated with this patent were capitalized and are being amortized by the straight-line method over 17 years. This patent provides protection of the ViaStem product until March 2015.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed based upon the weighted-average number of common shares outstanding during the year. The weighted average number of shares outstanding was 2,742,169 for the years ended August 31, 1997 and 1996. None of the common stock equivalents have been included in the computation for the years presented because they are antidilutive. Fully diluted and primary loss per share are materially the same for each of the years presented.

NEWLY ISSUED ACCOUNTING STANDARDS

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Management considers the options to be immaterial to the financial statements taken as a whole primarily because all of the stock option prices are above market prices.

In fiscal 1998, the Company will adopt Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE and Statement of Financial Accounting Standards No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. The new calculations and disclosures of these new Standards are not expected to materially affect the financial statements of the Company.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

NEWLY ISSUED ACCOUNTING STANDARDS - Continued

In fiscal 1999, the Company will adopt Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME and Statement of Financial Accounting Standards No. 131, SEGMENTS OF AN ENTERPRISE. Again, the new reporting requirements of these Standards are not expected to materially affect the financial statements of the Company.

2. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

During fiscal 1996, the Company conducted its operations from a facility under an operating lease which expired on October 31, 1996. In fiscal 1997, the Company conducted operations from a temporary facility in a month-to-month lease until the new building they are currently leasing was constructed. They moved into this new location in April 1997 under an operating lease which has an initial term expiring January 31, 2004 with an option for two - five year renewal terms. The lease requires payment for certain operating costs. Rent expense under the former operating lease was $101,404 during fiscal 1996 and $64,789 for the new leases during fiscal 1997.

Future minimum base lease payments, by fiscal year, are as follows:

              1998                               $ 73,726
              1999                                 73,726
              2000                                 73,726
              2001                                 73,726
              2002                                 73,726
              Thereafter                          104,445
                                                 --------

                                                 $473,075
                                                 ========

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

2. COMMITMENTS AND CONTINGENCIES - Continued

EXECUTIVE EMPLOYMENT AGREEMENT

The Company has an employment contract with Milo R. Polovina, effective January 25, 1995. The agreement provides that Mr. Polovina will serve as Chairman of the Board, Chief Executive Officer and President of the Company for a period of ten years with an annual base salary of not less than $126,000. Mr. Polovina is also eligible for an annual bonus and performance stock options, determined at the discretion of the Board of Directors. The bonus shall in no event exceed one-half of his annual salary. The Board of Directors authorized the payment of $15,000 and $30,000 in 1997 and 1996, respectively, as a bonus to Mr. Polovina. No performance stock options were issued at August 31, 1997 and 1996.

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

LEGAL PROCEEDINGS

The Company is a member of the class in the KPMG Peat Marwick action as it relates to their audit of the Piper Jaffray Institutional Government Income Portfolio Fund, on whose behalf litigation has been commenced in federal district court in Minneapolis. The Company has not directly participated in the litigation. The Company expects that attorneys for the plaintiff in this action will appeal the decision of the federal court in Minneapolis to grant partial summary judgement to KPMG Peat Marwick.

The Company was a defendant in a wrongful termination lawsuit brought by a former employee who was in the probationary period at the time of the termination. The Company believes that the lawsuit was totally without merit. However, during fiscal 1997, the Company agreed to a settlement for an amount which was not material to the financial statements.

The Company has filed a lawsuit against its former landlord and adjacent tenant, claiming, among other things, that the landlord repeatedly violated the terms of the lease agreement in the area of the tenant's right to quiet enjoyment of the leased space. Currently, both parties are in the discovery process.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

3. NOTE PAYABLE

The Company has a note payable with its bank, secured by a deposit account held at the same bank. The balance due at August 31, 1997 is $94,879 with interest charged on borrowings at an initial rate of 7.65%. The note is payable in monthly installments of $1,933 to February 1998 with a balloon payment of the balance due at that time. The terms of the note agreement with the bank require the Company to maintain certain financial covenants and ratios and restricts the Company from incurring additional debt or engaging in other than their current business. Management of the Company plans to renegotiate this note in February 1998.

4. STOCKHOLDERS' EQUITY

REPURCHASE OF COMMON STOCK

Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market purchases at prices not to exceed $1.75 per share. As of August 31, 1997 and 1996, the Company had repurchased 136,700 shares at prices of $.85 to $1.58 per share.

STOCK OPTIONS AND WARRANTS

The Company has issued certain common stock warrants and has stock option plans which permit the granting of incentive stock options or nonqualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. One stock option plan, initiated prior to the Company's initial public offering (IPO), includes 200,000 shares of common stock available for future issuance at August 31, 1997 and 1996. Another stock option plan, put into effect after the IPO, reserved 549,300 shares for issuance upon exercise of warrants and options at August 31, 1997 and 1996. No options or warrants have been exercised at August 31, 1997 and 1996.

At August 31, 1997 and 1996, options and warrants for 254,000 and 376,500 shares, respectively, were exercisable.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

4. STOCKHOLDERS' EQUITY - Continued

A summary of outstanding options and warrants follows:

                                               Number                 Price
                                              of Shares             Per Share
                                              ---------             ---------

Outstanding at August 31, 1995                 377,500             $.81-$4.20

    Granted                                     35,000             $.88-$1.00
    Cancelled or expired                       (11,000)
                                               -------

Outstanding at August 31, 1996                 401,500             $.81-$4.20

    Cancelled or expired                      (137,500)
                                               -------

Outstanding at August 31, 1997                 264,000             $.81-$1.50
                                               =======

5. MAJOR CUSTOMERS

During fiscal 1997, sales to two customers were approximately 34% of net sales. During fiscal 1996, sales to one of the same customers were 10% of net sales and sales to two other customers were approximately 45% of net sales.

At August 31, 1997 one customer comprised 50% of the total accounts receivable balance and a different customer comprised 81% of the total accounts receivable at August 31, 1996.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

6. INCOME TAXES

Differences between the income tax benefit at the Federal statutory rates and the recorded benefit are as follows:

                                                      1997              1996
                                                      ----              ----


Amount computed using the Federal statutory rate   ($132,000)        ($131,000)
Increase (reduction) in taxes resulting from:
    State taxes, net of Federal tax benefit          (14,000)          (12,000)
    Change in estimate                                40,000
    Change in valuation allowance                    106,000           143,000
                                                    --------          --------

            Total benefit                           $    --           $    --
                                                    ========          ========

The deferred income tax asset consists of the following at August 31, 1997 and 1996:

                                                        1997               1996
                                                        ----               ----


Capital loss carryforwards                          $  316,000       $  316,000
Net operating loss carryforwards                     1,167,000        1,055,000
Tax credit carryforwards                                35,000           41,000
                                                    ----------       ----------
            Subtotal                                 1,518,000        1,412,000
Valuation allowance                                 (1,518,000)      (1,412,000)
                                                    ----------       ----------

                                                    $     --         $      --
                                                    ==========       ==========

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

6. INCOME TAXES - Continued

At August 31, 1997, the Company had net operating loss carryforwards and tax credit carryforwards available to reduce future taxable income, which expire as follows:

                                        Net Operating Loss        Tax Credits
                                        ------------------        -----------

       2002                                $   75,000
       2003                                   196,000
       2004                                   223,000                $ 9,000
       2005                                    93,000
       2006                                    98,000                  2,000
       2007                                   488,000                  3,000
       2008                                   407,000                  2,000
       2009                                   431,000                  3,500
       2010                                   390,000                 10,500
       2011                                   385,000                  2,000
       2012                                   426,000                  3,000
                                           ----------                -------

                   Totals                  $3,212,000                $35,000
                                           ==========                =======

At August 31, 1997, the Company had capital loss carryforwards of approximately $928,000, which must be offset by capital gains in order to be used. These capital loss carryforwards expire as follows:

                                           Capital Loss
                                           ------------

       1999                                  $771,000
       2000                                         -
       2001                                   157,000
                                             --------

                  Total                      $928,000
                                             ========

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1997 and 1996

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                                         August 31
                                 -----------------------------------------------------------
                                            1997                              1996
                                 --------------------------       --------------------------
                                 Carrying            Fair         Carrying            Fair
                                  Amount            Value          Amount            Value
                                  ------            -----          ------            -----
Cash and cash equivalents        $408,274          $408,274       $420,222          $420,222
Certificates of deposit           737,119           737,119        968,663           968,663
Investor settlement receivable     22,446         SEE BELOW         79,774         See below
Note payable                       94,879            94,879             --                --


The carrying values of cash and cash equivalents, certificates of deposit and the short-term note payable approximate fair values. It is not currently practicable to estimate the fair value of the investor settlement receivable. Because this receivable contains unique terms which were negotiated with the institution as part of class action litigation, there is no readily determinable similar instrument on which to base an estimate of fair value.

8. RELATED PARTY TRANSACTIONS

During fiscal 1997, Celox entered into a verbal agreement with The Rowland Company, which currently employs two of the Company's Board Members. The Rowland Company was assisting Celox in the promotion and receipt of FDA approval for the Company's new product, ViaStem. The total amount expensed was approximately $5,400 during fiscal 1997.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the director and executive officer of the Company as of October 31, 1997. Directors hold office until the next Annual Shareholder's meeting.

            NAME                 AGE         POSITION
            ----                 ---         --------

            Milo R. Polovina     41          Chairman of the Board, President
                                             Chief Executive Officer,
                                             Treasurer, and Secretary

         MILO R. POLOVINA has been President, Chief Executive Officer, Treasurer, and Secretary of the Company and has served as a director since 1985.

         During the last week of October, 1997, the Chairman of the Board of Directors requested and received resignations from the Company's three outside directors. These resignations had been requested by the Chairman based upon the strategic focus of the Company and the need for expertise in the bio medical field. As a result, the Company does not have any outside directors. The Company intends to identify and interview qualified candidates for the open director positions as soon as practical.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in Ownership on Forms 4 or 5 with the Securities and Exchange Commission (SEC). Such officers, directors, and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended August 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the only officer whose annual compensation exceeded $100,000.

                                  SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                  Annual Compensation                 Compensation
                                                  -------------------                 ------------
         Name and                     Fiscal      Salary         Bonus        Compensation        Options
         Principal Position            Year         $              $              $(1)               #
         --------                     ------      ------         -----        ------------        -------
         Milo R. Polovina             1997       135,600         15,000             --            120,000
         President, Chief             1996       135,600         30,000             --            120,000
         Executive Officer,           1995       132,300         30,000             --            103,000
         Treasurer, and Secretary


         (1) The total amount of personal benefits paid to Mr. Polovina for fiscal 1997 was less than the lesser of (i) $50,000 or (ii) 10% of his total reported salary and bonus.

         No options were granted to Milo R. Polovina during fiscal 1997. No executive officer exercised options during fiscal 1997. The following table sets forth, for the Chief Executive Officer, the number and year-end value of unexercised options. (All such options were granted at the fair market value of the underlying shares as of the respective grant dates.)

           OPTION EXERCISES AND VALUE OF OPTIONS AT END OF FISCAL 1997

                                   Number of Unexercised          Value of Unexercised
                                     Options at End of            In-the-Money Options
                                         Fiscal 1997            at End of Fiscal 1997 (1)
                                ---------------------------     -------------------------

         Name                Exercisable      Unexercisable     Exercisable      Unexercisable
         ----                -----------      -------------     -----------      -------------
         Milo R. Polovina      120,000             ---               0                ---

         (1) Calculated on the basis of the fair market value of the underlying securities at August 31, 1997, ($0.50) minus the exercise price per share (ranging from $1.00 to $1.50).


STOCK OPTIONS AND WARRANTS

         The Company has issued certain Common Stock warrants and has stock option plans which permit the granting of incentive stock options or non-qualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. One stock option plan, initiated prior to the Company's initial public offering
(IPO), includes 200,000 shares of Common Stock available for future issuance at August 31, 1997 and 1996. Another stock option plan, put into effect after the IPO, reserved 549,300 shares for issuance upon exercise of warrants and options at August 31, 1997 and 1996. No options or warrants have been exercised under either of these plans at August 31, 1997 and 1996.

At August 31, 1997 and 1996, options and warrants for 254,000 and 376,500 shares, respectively, were exercisable. The total options outstanding at August 31, 1997 are 264,000, with exercise prices of $0.81 to $1.50 per share.

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

         Mr. Polovina is also eligible for an annual bonus, determined in the discretion of the Board of Directors, which shall in no event exceed one-half of his annual salary. This agreement also contains a provision relating to compensation in the event of a change in control of the Company followed by a termination of Mr. Polovina's employment. A "Change in Control" will occur if any person, other than Mr. Polovina, becomes the beneficial owner of securities representing 30% or more of the combined voting power of the outstanding securities of the Company, the stockholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation, or if the persons who were directors of the Company immediately prior to the change in control cease to constitute a majority of the Board of the Directors of the Company or of its successor. Upon a change in control, if Mr. Polovina's employment is terminated by the Company for reasons other than disability or cause (as defined), he will receive his annual composition pursuant to the agreement for the ten year term then remaining. In addition, in such a situation, Mr. Polovina will be entitled to require the Company to purchase his shares in the Company at their then fair market value.

DIRECTOR COMPENSATION

         Non-employee directors receive $250 for each Board of Directors meeting attended, and for each committee meeting held at a date other than a date on which a Board meeting is held.

         Under the Company's Director Stock Option Program (the "Program"), the Company has granted stock options to non-employee directors and intends to continue to grant stock options to attract additional directors. Under the Program, each non-employee director is granted an initial option for 15,000 shares of Common Stock for serving on the Board of Directors. These options vest at 5,000 shares per year for three years commencing one year from the date of grant. The exercise price of any options granted will be not less than the fair market value of the underlying Common Stock on the date of grant. Directors are also eligible to receive supplemental options on an annual basis.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 31, 1997 by:
(i) each director of the Company, (ii) all directors and executive officers as a group, (iii) the Chief Executive Officer, and (iv) each shareholder who own more than 5% of the outstanding shares of Common Stock. Except as otherwise indicated, the Company believes each person listed below possesses sole voting and investment power with respect to the shares indicated. Beneficial ownership means the shareholder has voting or investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

                  NAME AND ADDRESS                          SHARES BENEFICIALLY OWNED
                  OF BENEFICIAL OWNER                       NUMBER            PERCENT
                  -------------------                       ------            -------

                  DIRECTORS AND EXECUTIVE OFFICERS
                  Milo R. Polovina                          704,100(1)         24.3
                  1311 Helmo Avenue
                  St. Paul, MN  55128

                  All directors and executive officers      704,100            24.3
                     as a group (1 person)

                  PRINCIPAL HOLDERS

                  Heartland Advisors, Inc.                  250,500             9.1
                  790 North Milwaukee Street
                  Milwaukee, WI 53202

                  Arnold Espeseth                           159,800             5.8
                  Winger, MN  56592

                  ----------------------
                  *   Represents less than 1% of the outstanding shares.

                  (1) Includes (a) 546,600 shares of stock owned by Mr.
                      Polovina; (b) 2,500 shares owned by Mr. Polovina's wife, an employee of the Company; (c) 3,000 shares owned by Mr. Polovina's children; (d) options granted to Mr. Polovina for exercise within 60 days to purchase 120,000 shares; and (e) options granted to Mr. Polovina's wife for exercise within 60 days to purchase 32,000 shares. (Mr. Polovina's spouse was granted the options while an employee of the Company but prior to her marriage to Mr. Polovina.)

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

ITEM 13 - EXHIBITS, AND REPORTS ON FORM 8-K

         A.    Documents filed:

               1. FINANCIAL STATEMENTS. The following documents are filed as part of this report on Form 10-KSB:

                                                                           PAGE
                                                                           ----

                    Report of Independent Auditors........................ F-1
                    Balance Sheet -- August 31, 1997 and 1996............. F-2
                    Statement of Operations -- Years ended
                        August 31, 1997 and 1996.......................... F-4
                    Statement of Changes in Shareholders' Equity --
                        Years ended August 31, 1997 and 1996.............. F-5
                    Statement of Cash Flows -- Years ended
                        August 31, 1997 and 1996.......................... F-7
                    Notes to Financial Statements......................... F-8

               2.   EXHIBITS.

                    3.1    Articles of Incorporation*
                    3.2    By-Laws*
                    10.1   Lease Agreement with R.L. Johnson for premises
                           located at 856 South Fifth Street, Hopkins,
                           Minnesota, dated May 9, 1991*
                    10.2   Employment Agreement with Milo R. Polovina dated
                           September 25, 1991*
                    10.3   Stock Plan*
                    10.4   Director Stock Option Program*
                    10.5   Employee Stock Purchase Plan+
                    10.6   Lease agreement with Oakdale Properties LLC located
                           at 1311 Helmo Avenue, St. Paul, Minnesota, dated
                           December 6, 1996**
                    10.7   Revised employment agreement with Milo R. Polovina
                           dated January, 1995+
                    25     Power of Attorney (included on signature page)

                    -------------------
                    * Incorporated by reference to the Company's Registration Statement on Form S-18 (No. 33-42573C), which became effective on March 9, 1992.
                    + Incorporated by reference to Company's Form 10-KSB dated 8/31/95.
                    ** Incorporated by reference to Company's Form 10-QSB dated 2/28/97.

         B.    Reports on Form 8-K:

               On November 4, 1997, the Company filed a Form 8-K that reported that the Chairman of the Board of Directors requested and received resignations from the Company's three outside directors. These resignations had been requested by the Chairman based upon the strategic focus of the Company and the need for expertise in the bio medical field. As a result, the Company does not have any outside directors. The Company intends to identify and interview qualified candidates for the open director positions as soon as practical.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CELOX LABORATORIES, INC.

                                      By: /s/ Milo R. Polovina
                                          -------------------------------------
                                             Milo R. Polovina
                                             Chairman of the Board
                                             and President and CEO

                                      Date:  November 24, 1997



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

Signature                    Title                                  Date
---------                    -----                                  ----

/s/  Milo R. Polovina        Chairman of the Board,            November 24, 1997
--------------------------   President, CEO and Director
Milo R. Polovina             (principal executive officer
                             and principal financial officer)