Form 10QSB
period 1997-11-30
CELOX LABORATORIES INC
filed 1998-01-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended NOVEMBER 30, 1997 or

( )   Transition report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from                 to                .
                                             ---------------    ---------------

Commission file number      0-19866
                       ----------------

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

          MINNESOTA                                        36-3384240
-----------------------------------                ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA               55128
-------------------------------------------        -------------
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

                            Yes ___X___  No _______

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date.

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON DECEMBER 31, 1997 WAS 2,742,169.

Transitional small business format disclosure:

                            Yes _______  No ___X___

                               Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                November 30, 1997


PART I -- FINANCIAL INFORMATION                                             Page
                                                                            ----
        ITEM 1.      Financial Statements

                     Balance Sheet as of August 31, 1997
                        and November 30, 1997                                 3

                     Statement of Operations -- Three months ended
                        November 30, 1997 and November 30, 1996               5

                     Statement of Changes in Shareholders' Equity
                        for the year ended August 31, 1997 and the
                        three months ended November 30, 1997                  6

                     Statement of Cash Flows -- Three months ended
                        November 30, 1997 and November 30, 1996               7

                     Notes to Financial Statements                            8

        ITEM 2.      Management's Discussion and Analysis of Financial
                        Conditions and Results of Operations                 10

PART II -- OTHER INFORMATION                                                 14

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

CELOX LABORATORIES, INC.
BALANCE SHEET

                                                   November 30,     August 31,
ASSETS                                                 1997            1997
                                                   -----------     -----------

CURRENT ASSETS

      Cash and cash equivalents                    $   309,491     $   408,274
      Certificates of deposit                          736,886         737,119
      Trade receivables                                 78,934          26,562
      Investor settlement receivable -- current          6,639          22,446
      Accrued interest receivable                       20,841          16,956
      Inventories                                       43,891          46,855
      Prepaid expenses                                     626           1,058
                                                   -----------     -----------

                  Total current assets               1,197,308       1,259,270
                                                   -----------     -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Laboratory and production equipment              204,882         204,882
      Office furniture and equipment                    88,131          78,764
      Leasehold improvements                           115,558         115,558
                                                   -----------     -----------
                                                       408,571         399,204
      Less accumulated depreciation                   (240,110)       (229,010)
                                                   -----------     -----------

                                                       168,461         170,194
OTHER ASSETS

   Patents, net                                         18,237          18,789
                                                   -----------     -----------

                  TOTAL ASSETS                     $ 1,384,006     $ 1,448,253
                                                   ===========     ===========

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET

                                                November 30,     August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1997            1997
                                                -----------     -----------

CURRENT LIABILITIES

      Accounts payable                          $    31,381     $    26,321
      Accrued liabilities                            33,300          31,246
      Bank note payable - current                    90,915          94,879
                                                -----------     -----------

                  Total current liabilities         155,596         152,446
                                                -----------     -----------

SHAREHOLDERS' EQUITY

      Common stock                                   27,422          27,422
      Additional contributed capital              5,251,756       5,251,756
                                                -----------     -----------
                                                  5,279,178       5,279,178
      Accumulated deficit                        (4,050,768)     (3,983,371)
                                                -----------     -----------

                  Total Shareholders' Equity      1,228,410       1,295,807
                                                -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 1,384,006     $ 1,448,253
                                                ===========     ===========

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS

-------------------------------------------------------------------------------
                                                        Three months ended
                                                   November 30,     November 30,
                                                      1997              1996
-------------------------------------------------------------------------------

REVENUES

  Net sales                                       $   104,497       $    85,705
  Cost of products sold                                48,804            39,667
-------------------------------------------------------------------------------

GROSS MARGIN                                           55,693            46,038
-------------------------------------------------------------------------------

OPERATING EXPENSES

  Research and development                             16,220            19,794
  Marketing and sales                                  45,443            30,340
  Administration                                       78,340            81,016
-------------------------------------------------------------------------------

  Total operating expenses                            140,003           131,150

OPERATING LOSS                                        (84,310)          (85,112)

OTHER INCOME (EXPENSE)

  Interest and investment income                       14,496            19,574
  Other income                                          4,250             1,041
  Interest Expense                                     (1,833)                0

-------------------------------------------------------------------------------

  Total other income, net                              16,913            20,615

NET LOSS                                           $  (67,397)       $  (64,497)
===============================================================================

LOSS PER COMMON SHARE                              $    (0.02)       $    (0.02)
===============================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           2,742,169         2,742,169
===============================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------
                                                                Additional                      Unrealized
                                           Common Stock          Paid-in       Accumulated     Gain on Inv.
                                      ----------------------     Capital         Deficit        Avail. for       Total
                                        Shares        Amount                                       Sale
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1995            2,742,169      $27,422    $5,251,756     ($3,210,874)       $38,798      $2,107,102

       Net change in unrealized                                                                   (38,798)        (38,798)
       gains for the year
       Net loss for the period                                                    (384,024)                      (384,024)
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1996            2,742,169      $27,422    $5,251,756     ($3,594,898)            $0      $1,684,280

       Net loss for the period                                                    (388,473)                      (388,473)
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1997            2,742,169      $27,422    $5,251,756     ($3,983,371)            $0      $1,295,807

       Net loss for the period                                                     (67,397)                       (67,397)
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1997          2,742,169      $27,422    $5,251,756     ($4,050,768)            $0      $1,228,410


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS

                                                                                      Three months ended
                                                                                         November 30,
                                                                                  ------------------------
                                                                                    1997            1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                                      $(67,397)       $(64,497)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                                          11,100           9,989
             Amortization of ViaStem(TM)patent                                         552               0
             Deferred rent expense                                                       0            (773)
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                                          (52,371)         (9,872)
                      Accrued interest receivable                                   (3,884)         11,491
                      Inventories                                                    2,965          13,139
                      Prepaid expenses                                                 432          (6,534)
                  Increase (decrease) in:
                      Accounts payable                                               5,060          (9,059)
                      Accrued liabilities                                            2,052            (377)
----------------------------------------------------------------------------------------------------------

                      Net cash used in operating activities                       (101,491)        (56,492)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity (Purchase) of bank certificates of deposit, net                          233         478,658
     Proceeds from investor settlement receivables                                  15,807          57,328
     Capital expenditures                                                           (9,367)              0
----------------------------------------------------------------------------------------------------------

                      Net cash from (used for) investing activities                  6,673         535,986
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
     Principal payments on bank note payable                                        (3,965)              0
----------------------------------------------------------------------------------------------------------
                      Net cash used in financing activities                         (3,965)              0
                      Net increase (decrease) in cash
                        and cash equivalents                                       (98,783)        479,494

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                           408,274         420,222
----------------------------------------------------------------------------------------------------------

     End of period                                                               $ 309,491       $ 899,716
==========================================================================================================


See Notes to Financial Statements.

CELOX LABORATORIES, INC,
NOTES TO FINANCIAL STATEMENTS -- NOVEMBER 30, 1997


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

     The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's August 31, 1997 Form 10-KSB. This quarterly report should be read in connection with such annual report.

NOTE B -- FORWARD LOOKING INFORMATION

     Information contained in this Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include the Company's ability to execute its business plan.

NOTE C -- CASH AND CASH EQUIVALENTS

     For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE D -- SHORT-TERM INVESTMENTS

     The Company had invested excess cash in the Piper Jaffray Institutional Government Income Portfolio Fund (Piper Fund). During the quarter ended February 29, 1996, the Company sold all remaining shares in this Fund.

     As an alternative to the Piper Fund, the Company has utilized Bank Certificates of Deposit. As of November 30, 1997 the Company had investments of $736,886 in Certificates of Deposit. Certificates of Deposit are made only with the highest rated banks and less than $100,000 is deposited at any one bank. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments.

NOTE E -- NOTES PAYABLE BANK

     During April, 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenant improvements in the Company's new facility. The loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 7.5%, is tied to the certificate of deposit rate. The loan will be renegotiated in February, 1998.

NOTE F -- REPURCHASE OF COMMON STOCK

     Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market transactions at prices not to exceed $1.75 per share. At November 30, 1997 the Company had repurchased 136,700 shares at prices ranging from $0.85 to $1.58 per share.

NOTE G -- FACILITY LEASE AGREEMENT

     The Company's new facility is located at 1311 Helmo Avenue in Saint Paul, Minnesota. A new Lease Agreement was executed on December 6, 1996 and calls for the lease of 9,500 square feet of office, laboratory and warehouse space. The term of the lease is seven (7) years with an option to renew for extended periods. Base rent for each of the seven (7) years is $73,725 plus charges for common area maintenance and other tenant expenses. The initial lease payment commenced on April 1, 1997.

NOTE H -- LOSS PER COMMON SHARE

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

     An additional proposed product, ViaStem(TM), continues to undergo further analysis in pre-clinical testing. This product was developed to improve the preservation of critical cells (e.g. stem cells) which are required for bone marrow transplantation. Other potential applications for ViaStem(TM) include the preservation of umbilical cord blood and platelets. Currently, Memorial Blood Centers of Minnesota and the University of Cincinnati's Hoxworth Blood Center are providing additional pre-clinical data on ViaStem(TM).

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

     During July of 1995, the Company completed a non-exclusive world-wide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN is marketing Celox's TCM, TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). Initial orders under this agreement were shipped in the last quarter of fiscal 1995. Additional orders have been received during this fiscal year.

     The Company has also entered into an agreement with ICN to provide the rest of the Company's products (except for ViaStem(TM)) to ICN for worldwide distribution. The first shipment of these additional products occurred in the third quarter of fiscal 1997.

     ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.

     In fiscal 1997, the Company began providing its proprietary products to Sigma Chemical Company under a private label distribution agreement. The first shipment under this agreement occurred during the quarter ended November 30, 1996.

     During November, 1997, the Company entered into a non-exclusive distribution agreement with TaKaRa Shuzo Co., Ltd., Biomedical Group, Kyoto, Japan. Under the agreement, TaKaRa will initially market Celox' proprietary product Cellvation(TM). TaKaRa's Biomedical Group leads the industry in several areas owing to the international scope of its research operations which span from the People's Republic of China to North America and Europe. TaKaRa will market Cellvation(TM) in Japan, Taiwan, Korea and People's Republic of China.


RESULTS OF OPERATIONS

     The Company had recorded an Investor Settlement Receivable in the amount of $133,000 on the Balance Sheet in order to reflect the expected settlement proceeds from a class action lawsuit which was brought on behalf of investors in the Piper Fund. In December, 1995, the District Court Judge approved the Class Action Settlement. Payments from the Piper Fund have been received in accordance with the schedule agreed upon in the settlement. As of November 30, 1997 the Investor Settlement Receivable is $6,639.

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

     During the quarter ended November 30, 1997, the Company had net sales of $104,497 which was an increase of $18,792 or 22% from $85,705 reported in the same quarter for the prior year. The increase between years for the quarter results primarily from the timing of orders received from a large manufacturer coupled with increasing interest in the Company's proprietary products.

     The Company had a net loss of $67,397 for the quarter ended November 30, 1997 compared to a net loss of $64,497 for the same period in the previous year. On a per share basis, the loss for the current quarter equaled 2 cents. The loss reported for in the comparable period in fiscal 1997 was also 2 cents.

     The cost of products sold was 47% of net sales for the three months ended November 30, 1997, as compared to 46% of net sales for the three months ended November 30, 1996. Labor, raw materials and other production costs have remained constant between periods which results in comparable calculations between periods.

     An operating loss of $84,310 was generated for the quarter ended November 30, 1997 compared to an operating loss of $85,112 for the same period in the previous year. The slight decrease between years results from a higher gross margin on increased sales which is partially offset by increased sales and marketing costs.

     The Company received interest and investment income of $14,496 during the quarter ended November 30, 1997 as compared to $19,574 in the prior year. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter as compared to the previous year results from reduced investment balances as the Company uses capital in its operations as well as lower effective interest rates resulting from a transfer of amounts from the Piper Fund into bank certificates of deposit.

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

     Operating expenses increased $8,853 (7%) to $140,003 from $131,150 for the quarter ended November 30, 1997 as compared to the prior year. The increase results from higher marketing and sales costs associated with a targeted marketing program for the Company's proprietary products. A decrease in both research and development and administrative expenditures offset a portion of the increase in marketing and sales costs.

     Research and development costs decreased by $3,574 (18%) to $16,220 from $19,794 in the current quarter as compared to the previous fiscal year. The decrease for the reporting period results from the timing of expenditures in the areas of salaries and wages and patent expenses incurred in connection with ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of pre-clinical trials for ViaStem(TM) .

     Marketing expenses increased by $15,103 (50%) to $45,443 from $30,340 for the quarter ended November 30, 1997 as compared to the previous year. The increase is attributable to a focused advertising and marketing strategy for the Company's proprietary products which began in the current quarter. The Company expects that marketing and sales expenses will trend higher during subsequent quarters as programs and advertising materials are developed.

     Administrative expenses decreased by $2,676 (3%) for the quarter ended November 30, 1997 compared to the previous fiscal year to $78,340 from $81,016. The small decrease between years is due to lower operating expenses in the new facility along with strict cost controls, offset somewhat by increased legal expenditures.


LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at November 30, 1997 include cash and short-term investments of $1,046,377 and net working capital of $1,041,712. This represents a decrease of $99,016 (9%) in cash and short-term investments and a decrease of $65,112 (6%) in net working capital as compared to August 31, 1997.

     The lease for the Company's previous facility terminated in October, 1996. A new facility has been completed in Saint Paul, Minnesota. The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in this facility. The Company moved into the new facility during March, 1997. In the interim, the Company had leased office and warehouse space on a month-to-month basis. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. The balance of the tenant improvements over this amount was paid with Company funds.

     The Company anticipates spending approximately $50,000 in fiscal 1998 on capital expenditures. Through November 30, 1997 the Company has made capital expenditures in the amount of $9,367. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth and specialized tenant improvements.

     The Company believes that its capital resources on hand at November 30, 1997, together with revenues from product sales, will be sufficient to meet its cash requirements for the near future.

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

     On November 21, 1996, the Company filed a lawsuit in Hennepin County Court, in the State of Minnesota, against its former landlord claiming, among other things, that the landlord repeatedly violated the terms of the lease agreement. Subsequently, the former landlord filed a countersuit which alleged the Company failed to leave the leased premises in the condition required by the lease. Currently, both parties have been ordered by the Court to participate in mediation process.

ITEM 2. -- CHANGES IN SECURITIES

     None

ITEM 3. -- DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. -- OTHER INFORMATION

     None

ITEM 6. -- (A) EXHIBITS

     None

           (B) REPORTS ON FORM 8-K

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

                                           CELOX LABORATORIES, INC.


Dated: January 13, 1998               By:         /S/ Milo R. Polovina
                                           ----------------------------------
                                           Milo R. Polovina, President &
                                           Principal Financial Officer