Form 10QSB
period 1998-02-28
CELOX LABORATORIES INC
filed 1998-04-09
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended FEBRUARY 28, 1998 or

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission file number  0-19866

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

            MINNESOTA                                       36-3384240
---------------------------------                  -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

1311 HELMO AVENUE, ST. PAUL MN                         55128
----------------------------------------            -----------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON MARCH 15, 1998 WAS 2,742,169.

Transitional small business format disclosure:

                               Yes _____ No __X__

                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                February 28, 1998


PART I -- FINANCIAL INFORMATION                                             Page
                                                                            ----
     ITEM 1.  Financial Statements

              Balance Sheet as of August 31, 1997
                 and February 28, 1998                                        3

              Statement of Operations -- Three months ended
                 February 28, 1998 and February 28, 1997, and
                 six months ended February 28, 1998 and
                 February 28, 1997.                                           5

              Statement of Changes in Shareholders' Equity
                 for the year ended August 31, 1997 and the
                 six months ended February 28, 1998                           6

              Statement of Cash Flows -- Six months ended
                 February 28, 1998 and February 28, 1997                      7

              Notes to Financial Statements                                   8


     ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10


PART II -- OTHER INFORMATION                                                  15

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET

                                                   February 28,     August 31,
ASSETS                                                 1998            1997
                                                   -----------     -----------

CURRENT ASSETS
       Cash and cash equivalents                   $   277,190     $   408,274
       Certificates of deposit                         651,367         737,119
       Trade receivables                                59,475          26,562
       Investor settlement receivable -- current         6,639          22,446
       Accrued interest receivable                       7,764          16,956
       Inventories                                      52,673          46,855
       Prepaid expenses                                  3,763           1,058
                                                   -----------     -----------

                        Total current assets         1,058,871       1,259,270
                                                   -----------     -----------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
       Laboratory and production equipment             206,730         204,882
       Office furniture and equipment                   88,131          78,764
       Leasehold improvements                          115,558         115,558
                                                   -----------     -----------
                                                       410,419         399,204
       Less accumulated depreciation                  (251,387)       (229,010)
                                                   -----------     -----------
                                                       159,032         170,194
                                                   -----------     -----------
OTHER ASSETS
       Patents, net                                     49,416          18,789
                                                   -----------     -----------

TOTAL ASSETS                                       $ 1,267,319     $ 1,448,253
                                                   ===========     ===========

        See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET


                                                    February 28,     August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    1998            1997
                                                    -----------     -----------

CURRENT LIABILITIES
       Accounts payable                             $    12,716     $    26,321
       Accrued liabilities                               34,546          31,246
       Bank note payable                                 86,817          94,879
                                                    -----------     -----------

                     Total current liabilities          134,079         152,446
                                                    -----------     -----------


SHAREHOLDERS' EQUITY
       Common stock                                      27,422          27,422
       Additional contributed capital                 5,251,756       5,251,756
                                                    -----------     -----------
                                                      5,279,178       5,279,178
       Accumulated deficit                           (4,145,938)     (3,983,371)
                                                    -----------     -----------

                    Total shareholders' equity        1,133,240       1,295,807
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $ 1,267,319     $ 1,448,253
                                                    ===========     ===========

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS

-----------------------------------------------------------------------------------------------------------
                                                    Three months ended               Six months ended
                                                       February 28,                    February 28,
                                                   1998            1997            1998            1997
-----------------------------------------------------------------------------------------------------------
REVENUES
  Net sales                                    $    56,296     $    40,032     $   160,793     $   125,737
  Cost of products sold                             28,126          22,227          76,930          61,894
-----------------------------------------------------------------------------------------------------------

GROSS MARGIN                                        28,170          17,805          83,863          63,843
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                          14,198          14,448          30,418          34,242
  Marketing and sales                               61,405          44,789         106,848          75,129
  Administration                                    60,037          93,613         138,377         174,629
-----------------------------------------------------------------------------------------------------------

  Total operating expenses                         135,640         152,850         275,643         284,000

OPERATING LOSS                                    (107,470)       (135,045)       (191,780)       (220,157)

OTHER INCOME
 Interest and investment income                     12,762          16,245          27,258          35,819
 Other income                                        1,239               0           5,489           1,041
 Interest expense                                   (1,701)              0          (3,534)              0
-----------------------------------------------------------------------------------------------------------

  Total other income, net                           12,300          16,245          29,213          36,860

NET LOSS                                       ($   95,170)    ($  118,800)    ($  162,567)    ($  183,297)
===========================================================================================================

BASIC LOSS PER COMMON SHARE                    ($     0.03)    ($     0.04)    ($     0.06)    ($     0.07)

DILUTED LOSS PER COMMON SHARE                  ($     0.03)    ($     0.04)    ($     0.06)    ($     0.07)
-----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        2,742,169       2,742,169       2,742,169       2,742,169
===========================================================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------
                                             Common Stock        Additional
                                         -------------------       Paid-in       Accumulated
                                         Shares       Amount       Capital         Deficit          Total
-------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31,1996              2,742,169      $27,422     $5,251,756     ($3,594,898)     $1,684,280

          Net loss for the period                                                   (388,473)       (388,473)
-------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31,1997              2,742,169      $27,422     $5,251,756     ($3,983,371)     $1,295,807

         Net loss for the period                                                    (162,567)       (162,567)

-------------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 28,1998            2,742,169      $27,422     $5,251,756     ($4,145,938)     $1,133,240


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
                                                                                      Six months ended
                                                                                 February 28,   February 28,
                                                                                     1998           1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss for the period                                                     ($162,567)      ($183,297)
      Adjustments to reconcile net loss to
         net cash used in operating activities:
                  Depreciation and amortization                                      23,205          17,363
                  Deferred rent expense                                                   0            (773)
                  Changes in assets and liabilities:
                        (Increase) decrease in:
                              Accounts receivable                                   (32,913)         49,768
                              Accrued interest receivable                             9,192          13,658
                              Inventories                                            (5,818)         25,942
                              Prepaid expenses                                       (2,705)         (5,845)

                        Increase (decrease) in:
                              Accounts payable                                      (13,605)        (18,811)
                              Accrued liabilities                                     3,300          18,275
------------------------------------------------------------------------------------------------------------

                              Net cash used in operating activities                (181,911)        (83,720)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturity of bank certificates of deposit, net                                  85,752         231,450
      Investment in ViaStem(TM) patent                                              (31,455)              0
      Proceeds from investor settlement receivable                                   15,807          57,329
      Capital expenditures                                                          (11,215)              0
------------------------------------------------------------------------------------------------------------

                              Net cash from investing activities                     58,889         288,779
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on bank note payable                                       (8,062)              0
------------------------------------------------------------------------------------------------------------

                              Net cash used in financing activities                  (8,062)              0
                              Net increase (decrease) in cash
                                and cash equivalents                               (131,084)        205,059

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                           408,274         420,222
------------------------------------------------------------------------------------------------------------

      End of period                                                               $ 277,190       $ 625,281
============================================================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC,
NOTES TO FINANCIAL STATEMENTS -- FEBRUARY 28, 1998


NOTE A - BASIS OF PRESENTATION

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


NOTE B - FORWARD LOOKING INFORMATION

     Information contained in this Form 10-QSB contains " forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include the Company's ability to execute its business plan.


NOTE C - CASH AND CASH EQUIVALENTS

      For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE D - SHORT-TERM INVESTMENT

      The Company had invested excess cash in the Piper Jaffray Institutional Government Income Portfolio Fund (Piper Fund). During the quarter ended February 29, 1996, the Company sold all remaining shares in this Fund.

      As an alternative to the Piper Fund, the Company has utilized Bank Certificates of deposit. As of February 28,1998 the Company had investments of $651,367 in Certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


NOTE E - NOTES PAYABLE BANK

     During April, 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenant improvements in the Company's new facility. The loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 7.5%, is tied to the certificate of deposit rate. The loan was renewed in February, 1998.


NOTE F - REPURCHASE OF COMMON STOCK

      Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market transactions at prices not to exceed $1.75 per share. At February 28,1998 the Company had repurchased 136,700 shares at prices ranging from $0.85 to $1.58 per share.


NOTE G - LOSS PER COMMON SHARE

      Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 244,000 shares were not included in the computation of diluted loss per share as the results were antidilutive. Implementation of SFAS No. 128 in fiscal 1998 had no effect on previously reported EPS.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Celox Laboratories, Inc. ("Celox" or the "Company") is a cell therapy company formed in 1985 that researches, develops, manufactures and markets cell biology products used in the propagation of cells derived from mammals, including humans, and other species. These specialized cell growth products are used primarily in academic, pharmaceutical, diagnostic and other commercial laboratories to improve the growth condition, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons and human growth factor. The Company focuses primarily on solving the fundamental problems associated in culturing cells with the use of serum, which is derived from the whole blood of animals and humans. The Company's research activities have resulted in proprietary technology which has been used to commercialize its non-serum growth media, cell freezing solutions and other cell biology products.

      Celox currently manufactures and markets over 30 products. Celox's proprietary products consist of four serum replacement products, TCM(TM), TM-235(TM), TCH(TM), and VaxMax(TM) and a cell freezing medium, Cellvation(TM). VaxMax(TM) was developed specifically for use in the production of veterinary vaccines. Celox also manufactures ten basal media formulations, a series of buffered salt solutions, other cell biology regents and a variety of custom formulations.

      The Company will introduce a new product in the third quarter of this fiscal year. The product is a complete serum-free growth medium for human embryonic kidney cells. These cells are frequently used by researchers and manufacturers for growth of adenovirus as well for drug discovery and drug delivery systems.

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

      During the quarter ended November 30, 1996, the Company received notice from the United States Patent and Trademark Office (USPTO) that a patent for ViaStem(TM) would be issued in early December, 1996. The actual patent was received by the Company in the first week of December. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. The Company has received indications from a number of countries that a patent will be issued for ViaStem(TM) by their respective patent offices.

      During February, 1996 the Company entered into an agreement with the Department of the Army, Walter Reed Army Institute of Research (WRAIR) that provides for a Cooperative Research and Development Agreement for Material Transfer which encompasses the Company's ViaStem(TM) product.

      The Company has received its first Drug Master File classification from the Food and Drug Administration (FDA) for TCM(TM). This classification will expedite the FDA approval process for customers who want to use the Company's TCM(TM) product in the manufacture of drugs or drug substances for human use. The Company is in the process of gaining similar status for its other proprietary products.

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

      During July of 1995, the Company completed a non-exclusive world-wide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN is marketing Celox's TCM(TM), TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). Initial orders under this agreement were shipped in the last quarter of fiscal 1995. Additional orders have been received during the first six months of this fiscal year.

      The Company has also entered into an agreement with ICN to provide the rest of the Company's products (except for ViaStem(TM)) to ICN for worldwide distribution. The first shipment of these additional products occurred in fiscal 1997.

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

     During November 1997 the Company entered into a non-exclusive distribution agreement with TaKaRa Shuzo Co., Ltd., Biomedical Group, Kyoto,Japan. Under the agreement, TaKaRa will initially market Celox's proprietary product Cellvation(TM). TaKaRa's Biomedical Group leads the industry in several areas owing to the international scope of its research operations which span from the People's Republic of China to North America and Europe. TaKaRa will market Cellvation(TM) in Japan, Taiwan, Korea, and People's Republic of China.


YEAR 2000 ISSUES

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

Management is currently evaluating its reliance on both internal and external systems with respect to the Year 2000 issues. At this time, Year 2000 issues are not expected to materially affect the Company's products, services or competitive condition.

RESULTS OF OPERATIONS

      The Company had recorded an Investor Settlement Receivable in the amount of $133,000 on the Balance Sheet in order to reflect the expected settlement proceeds from a class action lawsuit which was brought on behalf of investors in the Piper Fund. In December, 1995, the District Court Judge approved the Class Action Settlement. Payments from the Piper Fund have been received in accordance with the schedule agreed upon in the settlement. As of February 28, 1998 the Investor Settlement Receivable is $6,639.

      During the quarter ended February 28, 1998, the Company had net sales of $56,296 which was an increase of $16,264 or 41% from $40,032 reported in the same quarter for the prior year. For the six months ended February 28, 1998 net sales totaled $160,793, versus $125,737 for the six months ended February 28, 1997. This represents an increase of 28% from the previous period. The increase in between years for the quarter results from a combination of increased interest in the Company's serum replacement products along with the amount and timing of distributors orders. The increase for the six months is due to the aforementioned interest in serum replacements as well as orders from a large manufacturer.

      The Company had a net loss of $95,170 for the quarter ended February 28, 1998 compared to a net loss of $118,800 for the same period in the previous year. For the six month period, a net loss of $162,567 was incurred in fiscal 1998 as compared to a net loss of $183,297 in fiscal 1997. On a per share basis, the loss for the current quarter equaled 3 cents versus a 4 cent loss in the comparable period in fiscal 1997. For the six months ended February 28, 1998 the net loss per share was 6 cents compared to a net loss of 7 cents per share in the prior year.

      The cost of products sold was 50% of net sales for the three months ended February 28, 1998, as compared to 55% of net sales for the three months ended February 28, 1997. For the six month period, cost of products sold was 48% compared to 49% during the same period in the previous fiscal year. The decrease in the cost of sales for each of the respective reporting periods is due primarily to increased sales volume to cover fixed manufacturing costs. The mix of proprietary products versus standard formulations will also affect comparisons between periods. Labor, raw materials and other production costs have also been consistently controlled.

      An operating loss of $107,470 was generated for the quarter ended February 28, 1998 compared to an operating loss of $135,045 for the same period in the previous year. For the six months ended February 28, 1998 the Company had an operating loss of $191,780 versus a loss of $220,157 for the six months ended February 28, 1997. The decrease between years for both reporting periods is due to an increase in sales, and reduced operating expenses.

      The Company received interest and investment income of $12,762 during the quarter ended February 28, 1998 as compared to $16,245 in the prior year. Interest and investment income for the six month period was $27,258 in fiscal 1998 compared to $35,819 for the same period in 1997. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter as well as for the six month period, as compared to the previous year results from reduced investment balances as the Company used capital in its operations as well as lower effective interest rates resulting from a transfer of amounts from the Piper Fund into bank certificates of deposit.

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

      Operating expenses decreased $17,210 (11%) to $135,640 from $152,850 for the quarter ended February 28, 1998 and decreased by $8,357 (3%) to $275,643 from $284,000 for the six months ended February 28, 1998 compared to the comparable periods in the prior fiscal year. The decrease for both the three and six month periods as compared to the prior year is due to the timing and amount of research and development expenditure as well as reduced administrative expenditures offset by higher marketing and sales expense.

      Research and development costs decreased by $250 (2%) to $14,198 from $14,448 in the current quarter as compared to the previous fiscal year. For the comparative six month periods, research and development expenses decreased by $3,824 (11%) to $30,418 from $34,242. The decrease for both of the reporting periods results from the timing of expenditures in the areas of salaries and wages and patent expenses incurred in connection with ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of pre- clinical trials for ViaStem(TM). Both the three month and six month reporting periods were also impacted by the capitalization of previously expensed patent costs associated with the international patent on ViaStem(TM).

      Marketing expenses increased by $16,616 (37%) to $61,405 from $44,789 for the quarter ended February 28, 1998 and by $31,719 (42%) to $106,848 from $75,129 for the six months then ending as compared to the comparable periods in fiscal 1997. The increases are attributed to the amount and timing of advertising, and promotional materials between years. As was disclosed in previous Company filings, the Company had instituted a focused advertising and marketing strategy and therefore marketing and sales expenses were expected to increase as programs and advertising materials were developed.

      Administrative expenses decreased by $33,576 (36%) for the quarter ended February 28, 1998 compared to the previous fiscal year to $60,037 from $93,613. For the six months ended February 28, 1998 administrative expenses decreased by $36,252 (21%) to $138,377 from $174,629 in the prior year. The decrease between years is primarily due to moving expenses incurred in fiscal 1997 as part of the Company's move to the new facility as well as a reduction in salary expense and related payroll taxes in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      Capital resources on hand at February 28, 1998 include cash and short-term investments of $928,557 and net working capital of $924,792. This represents a decrease of $216,836 (19%) in cash and short-term investments and a decrease of $182,032 (16%) in net working capital as compared to August 31, 1997.

      The lease for the Company's previous facility terminated in October, 1996. A new facility has been completed in St. Paul, Minnesota. The Company has leased approximately 9,500 square feet of office, laboratory and warehouse space in this facility during March 1997. In the interim, the Company had leased office and warehouse space on a month-to-month basis.

      The Company anticipates spending approximately $50,000 in fiscal 1998 on capital expenditures. Through February 28, 1998 the Company has made capital expenditures, in the amount of $11,215. The majority of the planned expenditures will be used to fund additional sales, research , development and manufacturing growth.

      The Company believes that its capital resources on hand at February 28, 1998, together with revenues from product sales, will be sufficient to meet its cash requirements for the near future. The Company intends to raise additional capital during the third quarter of this fiscal year through a private placement, subject to the prevailing market conditions. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing required before FDA approval can be obtained. There is no guarantee however, that the Company will be able to successfully raise these additional funds. In addition there can be no assurance that the Company will be able to obtain the necessary FDA approvals.

                          PART II -- OTHER INFORMATION


ITEM I. -- LEGAL PROCEEDINGS

      The Company is a member of the class in the KPMG Peat Marwick action as it relates to their audit of the Piper Jaffray Institutional Government Income Portfolio Fund, on whose behalf litigation has been commenced in federal district court in Minneapolis. The Company has not directly participated in the litigation. The Company expects that attorneys for the Plantiffs in this action will appeal the decision of the federal court in Minneapolis to grant partial summary judgement to KPMG Peat Marwick.

      On November 21,1996, the Company filed a lawsuit in Hennepin County Court, in the State of Minnesota, against its former landlord claiming, among other things, that the landlord repeatedly violated the terms of the lease agreement. Subsequently, the former landlord filed a countersuit which alleged the Company failed to leave the leased premises in the condition required by the lease. During March, 1998 the parties reached an out of court settlement of this lawsuit. Settlement amounts are immaterial to the financial statements.


ITEM 2. -- CHANGES IN SECURITIES

      None

ITEM 3. -- DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. -- OTHER INFORMATION

      None

ITEM 6. -- (A) EXHIBITS

      Exhibit 27

           (B) REPORTS ON FORM 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CELOX LABORATORIES, INC.


Dated: April 7, 1998            By:             /s/ Milo R. Polovina
                                          ---------------------------------
                                          Milo R.  Polovina, President &
                                          Principal Financial Officer