Form 10QSB
period 1998-05-31
CELOX LABORATORIES INC
filed 1998-07-15
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended MAY 31, 1998 or

(    )   Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from ----------------------- to
         --------------------------------.

Commission file number          0-19866

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                          36-3384240
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

1311 HELMO AVENUE, ST. PAUL MN                          55128
(Address of principal executive offices)             (Zip Code)


Issuers telephone number, including area code: (651) 730-1500


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]   No [ ]

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date.

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON JUNE 30, 1998 WAS 2,744,169.

Transitional small business format disclosure:

                                    Yes [ ]   No [X]

                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                  May 31, 1998




PART I -- FINANCIAL INFORMATION                                             Page

         ITEM 1.  Financial Statements

                  Balance Sheet as of August 31, 1997
                     and May 31, 1998                                    3

                  Statement of Operations -- Three months ended
                     May 31, 1998 and May 31, 1997, and
                     nine months ended May 31, 1998 and
                     May 31, 1997.                                       5

                  Statement of Changes in Shareholders' Equity
                     for the year ended August 31, 1997 and the
                     nine months ended May 31, 1998                      6

                  Statement of Cash Flows -- Nine months ended
                     May 31, 1998 and May 31, 1997                       7

                  Notes to Financial Statements                          8


         ITEM 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                10


PART II -- OTHER INFORMATION                                                  15

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET
                                             May 31, 1998        August 31, 1997
ASSETS
                                            --------------      ---------------

CURRENT ASSETS
   Cash and cash equivalents                     $204,360             $408,274
   Certificates of deposit                        651,367              737,119
   Trade receivables                               58,105               26,562
   Investor settlement receivable                   6,639               22,446
   Accrued interest receivable                     11,256               16,956
   Inventories                                     52,985               46,855
   Prepaid expenses                                 1,334                1,058
                                            --------------      ---------------

      Total current assets                        986,046            1,259,270
                                            --------------      ---------------



EQUIPMENT AND LEASEHOLD IMPROVEMENTS
   Laboratory and production equipment            206,730              204,882
   Office furniture and equipment                  88,131               78,764
   Leasehold improvements                         115,558              115,558
                                            --------------      ---------------
                                                  410,419              399,204
   Less accumulated depreciation                 (262,664)            (229,010)
                                            --------------      ---------------
                                                  147,755              170,194
                                            --------------      ---------------
OTHER ASSETS
   Patents, net                                    57,724               18,789
                                            --------------      ---------------

TOTAL ASSETS                                   $1,191,525           $1,448,253
                                            ==============      ===============

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET

                                              May 31, 1998       August 31, 1997
LIABILITIES AND SHAREHOLDERS' EQUITY
                                            --------------      ----------------

CURRENT LIABILITIES
   Accounts payable                               $16,778               $26,321
   Accrued liabilities                             29,575                31,246
   Bank note payable                               84,794                94,879
                                            --------------      ----------------

      Total current liabilities                   131,147               152,446
                                            --------------      ----------------



SHAREHOLDERS' EQUITY
   Common stock                                    27,442                27,422
   Additional contributed capital               5,254,736             5,251,756
                                            --------------      ----------------
                                                5,282,178             5,279,178
   Accumulated deficit                         (4,221,800)           (3,983,371)
                                            --------------      ----------------

      Total shareholders' equity                1,060,378             1,295,807
                                            --------------      ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,191,525            $1,448,253
                                            ==============      ================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS


-------------------------------------------------------------------------------------------
                                          Three months ended           Nine months ended
                                                May 31,                      May 31,
                                         1998           1997          1998           1997
-------------------------------------------------------------------------------------------
REVENUES
  Net sales                        $    61,648    $    37,809    $   222,441    $   163,546
  Cost of products sold                 28,878         31,816        105,808         93,710
-------------------------------------------------------------------------------------------

GROSS MARGIN                            32,770          5,993        116,633         69,836
-------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development              39,435         14,724         69,853         48,966
  Marketing and sales                   31,335         39,614        138,183        114,742
  Administration                        45,806         69,468        184,183        244,097
-------------------------------------------------------------------------------------------

  Total operating expenses             116,576        123,806        392,219        407,805

OPERATING LOSS                         (83,806)      (117,813)      (275,586)      (337,969)

OTHER INCOME
  Interest and investment income         8,130         17,214         35,388         53,032
 Other income                            1,003              0          6,492          1,041
 Legal settlement                            0        (27,500)             0        (27,500)
 Interest expense                       (1,189)          (701)        (4,723)          (701)
-------------------------------------------------------------------------------------------

  Total other income, net                7,944        (10,987)        37,157         25,872

NET LOSS                           ($   75,862)   ($  128,800)   ($  238,429)   ($  312,097)
============================================================================================

BASIC LOSS PER COMMON SHARE        ($     0.03)   ($     0.05)   ($     0.09)   ($     0.11)
DILUTED LOSS PER COMMON SHARE      ($     0.03)   ($     0.05)   ($     0.09)   ($     0.11)
-------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF           2,742,836      2,742,169      2,742,373      2,742,169
COMMON SHARES OUTSTANDING

============================================================================================


 See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY





----------------------------------------------------------------------------------------------------------
                                             Common Stock          Additional
                                        ---------------------        Paid-in    Accumulated
                                        Shares         Amount        Capital      Deficit           Total
----------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31,1996             2,742,169    $    27,422    $ 5,251,756   ($3,594,898)   $ 1,684,280

          Net loss for the period                                                  (388,473)      (388,473)
----------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31,1997             2,742,169    $    27,422    $ 5,251,756   ($3,983,371)   $ 1,295,807
        Shares issued for
                options exercised         2,000             20          2,980                        3,000

         Net loss for the period                                                   (238,429)      (238,429)


----------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31,1998                2,744,169    $    27,442    $ 5,254,736   ($4,221,800)   $ 1,060,378



See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------
                                                               Nine months ended
                                                              May 31,    May 31,
                                                               1998         1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss for the period                                 ($238,429) ($312,097)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
          Depreciation and amortization                       34,530     27,446
          Deferred rent expense                                    0       (773)
          Changes in assets and liabilities:
               (Increase) decrease in:
                 Accounts receivable                         (31,543)    69,111
                 Accrued interest receivable                   5,700      5,758
                 Inventories                                  (6,130)    24,677
                 Prepaid expenses                               (276)    (3,523)
               Increase (decrease) in:
                 Accounts payable                             (9,544)    (1,991)
                 Accrued liabilities                          (1,672)      (940)
--------------------------------------------------------------------------------

                 Net cash used in operating activities      (247,364)  (192,332)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturity of bank certificates of deposit, net              85,752    231,450
   Investment in ViaStem(TM) patent                          (39,811)         0
   Proceeds from investor settlement receivable               15,807     57,328
   Capital expenditures                                      (11,214)  (115,558)
--------------------------------------------------------------------------------

                 Net cash from investing activities            50,534    173,220
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank note payable                                 0     98,769
   Principal payments on bank note payable                   (10,084)         0
   Proceeds from issuance of common stock                      3,000          0
--------------------------------------------------------------------------------

                 Net cash from (used) in financing activities  (7,084)    98,769
                 Net increase (decrease) in cash
                  and cash equivalents                       (203,914)    79,657

CASH AND CASH EQUIVALENTS:
   Beginning of period                                       408,274    420,222
--------------------------------------------------------------------------------

   End of period                                            $ 204,360  $ 499,879
================================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC,
NOTES TO FINANCIAL STATEMENTS -- MAY 31, 1998


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

NOTE D -  SHORT-TERM INVESTMENTS

     The Company had invested excess cash in the Piper Jaffray Institutional Government Income Portfolio Fund (Piper Fund). During the quarter ended February 29, 1996, the Company sold all remaining shares in this Fund.

     As an alternative to the Piper Fund, the Company has utilized bank certificates of deposit. As of May 31,1998 the Company had investments of $651,367 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


NOTE E -  NOTES PAYABLE BANK

     During April, 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenant improvements in the Company's new facility. The loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.7%, is tied to the certificate of deposit rate. The loan was renewed for a one-year term in February, 1998.


NOTE F -  REPURCHASE OF COMMON STOCK

     Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market transactions at prices not to exceed $1.75 per share. At May 31,1998 the Company had repurchased 136,700 shares at prices ranging from $0.85 to $1.58 per share.


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

     The Company introduced a new product in the third quarter of this fiscal year. The product, Nephrigen(TM), is a fortified, low protein, serum-free growth medium for the long-term culturing of human embryonic kidney cells. These cells are frequently used by researchers and manufacturers for human adenovirus production, drug screening, toxicity testing and the production of recombinant proteins.

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

     A patent was received by the Company from the United States Patent and Trademark Office (USPTO) for ViaStem(TM) in the first week of December, 1996. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. The Company has received indications from a number of countries that a patent will be issued for ViaStem(TM) by their respective patent offices. In June, 1998, a second U.S. Patent was issued for ViaStem(TM) which broadened the patented use for ViaStem(TM).

     During February, 1996 the Company entered into an agreement with the Department of the Army, Walter Reed Army Institute of Research (WRAIR) that provides for a Cooperative Research and Development Agreement for Material Transfer which encompasses the Company's ViaStem(TM) product.

     The Company has received its first Drug Master File classification from th Food and Drug Administration (FDA) for TCM(TM). This classification will expedite the FDA approval process for customers who want to use the Company's TCM(TM) product in the manufacture of drugs or drug substances for human use. The Company is in the process of gaining similar status for its other proprietary products.

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

     The Company has also entered into an agreement with ICN to provide the rest of the Company's products (except for ViaStem(TM) and Nephrigen(TM) to ICN for worldwide distribution. The first shipment of these additional products occurred in fiscal 1997.

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

RESULTS OF OPERATIONS

     The Company had recorded an Investor Settlement Receivable in the amount of $133,000 on the Balance Sheet in order to reflect the expected settlement proceeds from a class action lawsuit which was brought on behalf of investors in the Piper Fund. In December, 1995, the District Court Judge approved the Class Action Settlement. Payments from the Piper Fund have been received in accordance with the schedule agreed upon in the settlement. As of May 31, 1998 the Investor Settlement Receivable is $6,639. In June the Company received the final installment. The amount received exceeded the balance of $6,639 and the excess will be accounted for as other income in the fourth quarter of this fiscal year.

     Also in June, the Company was advised by the attorneys for the plaintiffs, that an additional residual distribution will be made to investors. The payment will come from money that had been reserved for a potential income tax liability facing the settlement fund. This issue was resolved with the Internal Revenue Service with no taxes due. Funds from this reserve are anticipated to be distributed in September, 1998. The Company has been given no information regarding the amount of this distribution.

     With respect to the lawsuit filed against the fund's auditors, KPMG Peat Marwick, the Eighth Circuit Court of Appeals issued a decision reversing the dismissal of the case against KPMG Peat Marwick by the Federal District Court of Minneapolis. KPMG Peat Marwick has petitioned the Eighth Circuit for a rehearing on that decision. If the decision of the Circuit Court is upheld, the attorneys for the plaintiffs will move forward on the prosecution of the case in federal court.

     During the quarter ended May 31, 1998, the Company had net sales of $61,648 which was an increase of $23,839 or 63% from $37,809 reported in the same quarter for the prior year. For the nine months ended May 31, 1998 net sales totaled $222,441, versus $163,546 for the nine months ended May 31, 1997. This represents an increase of 36% from the previous period. The increase in between years for the quarter results from a combination of increased interest in the Company's serum replacement products along with the amount and timing of distributors orders. The increase for the nine months is due to the aforementioned interest in serum replacements as well as orders from a large manufacturer.

     The Company had a net loss of $75,862 for the quarter ended May 31, 1998 compared to a net loss of $128,800 for the same period in the previous year. For the nine month period, a net loss of $238,429 was incurred in fiscal 1998 as compared to a net loss of $312,097 in fiscal 1997. On a per share basis, the loss for the current quarter equaled 3 cents versus a 5 cent loss in the comparable period in fiscal 1997. For the nine months ended May 31, 1998 the net loss per share was 9 cents compared to a net loss of 11 cents per share in the prior year.

       The cost of products sold was 47% of net sales for the three months ended May 31, 1998, as compared to 84% of net sales for the three months ended May 31, 1997. For the nine month period, cost of products sold was 48% compared to 57% during the same period in the previous fiscal year. The decrease in the cost of sales for each of the respective reporting periods is due primarily to increased sales volume to cover fixed manufacturing costs. The mix of proprietary products versus standard formulations will also affect comparisons between periods. Labor, raw materials and other production costs have also been consistently controlled.

     An operating loss of $83,806 was generated for the quarter ended May 31, 1998 compared to an operating loss of $117,813 for the same period in the previous year. For the nine months ended May 31, 1998 the Company had an operating loss of $275,586 versus a loss of $337,969 for the nine months ended May 31, 1997. The decrease between years for both reporting periods is due to an increase in sales, and reduced operating expenses.

     The Company received interest and investment income of $8,130 during the quarter ended May 31, 1998 as compared to $17,214 in the prior year. Interest and investment income for the nine month period was $35,388 in fiscal 1998 compared to $53,032 for the same period in 1997. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter as well as for the nine month period, as compared to the previous year results from reduced investment balances as the Company used capital in its operations.

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

     Operating expenses decreased $7,230 (6%) to $116,576 from $123,806 for the quarter ended May 31, 1998 and decreased by $15,586 (4%) to $392,219 from $407,805 for the nine months ended May 31, 1998 compared to the comparable periods in the prior fiscal year. The decrease for the three month period results from lower marketing and sales and administrative expenses offset by increased research and development expenses incurred during the development of new products. The decrease for the nine month period is due to reduced administrative expenses offset by increased research and development and marketing and sales expenses. The marketing and sales increase results from the amount and timing of new marketing materials.

     Research and development costs increased by $24,711 (168%) to $39,435 from $14,724 in the current quarter as compared to the previous fiscal year. For the comparative nine month periods, research and development expenses increased by $20,887 (43%) to $69,853 from $48,966. The increase for both of the reporting periods results from the timing of expenditures in the areas of salaries and wages and patent expenses incurred in connection with ViaStem(TM) product. Additionally, both the three month and nine month periods were affected by costs associated with the new product release of Nephrigen(TM). The Company expects the costs of research and development to fluctuate based on the status of pre-clinical trials for ViaStem(TM).

     Marketing expenses decreased by $8,279 (21%) to $31,335 from $39,614 for the quarter ended March 31, 1998 and increased by $23,441 (20%) to $138,183 from $114,742 for the nine months then ending as compared to the comparable periods in fiscal 1997. The variances between years are attributed to the amount and timing of advertising, and promotional materials. As was disclosed in previous Company filings, the Company had instituted a focused advertising and marketing strategy and therefore marketing and sales expenses were expected to increase as programs and advertising materials were developed.

     Administrative expenses decreased by $23,662 (34%) for the quarter ended May 31, 1998 compared to the previous fiscal year to $45,806 from $69,468. For the nine months ended May 31, 1998 administrative expenses decreased by $59,914 (25%) to $184,183 from $244,097 in the prior year. The decrease between years is primarily due to moving expenses incurred in fiscal 1997 as part of the Company's move to the new facility as well as a reduction in salary expense and related payroll taxes in the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at May 31, 1998 include cash and short-term investments of $855,727 and net working capital of $854,899. This represents a decrease of $289,666 (25%) in cash and short-term investments and a decrease of $251,925 (23%) in net working capital as compared to August 31, 1997.

     The lease for the Company's previous facility terminated in October, 1996. A new facility has been completed in St. Paul, Minnesota. The Company has leased approximately 9,500 square feet of office, laboratory and warehouse space in this facility during March 1997. In the interim, the Company had leased office and warehouse space on a month-to-month basis.

      The Company anticipates spending approximately $50,000 in fiscal 1998 on capital expenditures. Through May 31, 1998 the Company has made capital expenditures, in the amount of $11,215. The majority of the planned expenditures will be used to fund additional research and development and manufacturing growth.

     The Company believes that its capital resources on hand at May 31, 1998, together with revenues from product sales, will be sufficient to meet its cash requirements for the near future. The Company intends to raise additional capital during the fourth quarter of this fiscal year through a private placement, subject to the prevailing market conditions. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing required before FDA approval can be obtained. There is no guarantee however, that the Company will be able to successfully raise these additional funds. In addition there can be no assurance that the Company will be able to obtain the necessary FDA approvals.

PART II -- OTHER INFORMATION

ITEM I. -- LEGAL PROCEEDINGS

     The Company is a member of the class in the KPMG Peat Marwick action as it relates to their audit of the Piper Jaffray Institutional Government Income Portfolio Fund, on whose behalf litigation has been commenced in federal district court in Minneapolis. The Company has not directly participated in the litigation. The Company has been advised that attorneys for the Plantiffs in this action will continue to pursue this litigation in the federal court in Minneapolis.

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

     Exhibit 27-Financial Data Schedule

             (B) REPORTS ON FORM 8-K
      None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CELOX LABORATORIES, INC.


Dated: July 13, 1998                    By:              /S/ Milo R. Polovina
                                                  ------------------------------
                                                 Milo R.  Polovina, President &
                                                 Principal Financial Officer