Form 10KSB
period 1998-08-31
CELOX LABORATORIES INC
filed 1998-11-27
CIK 883720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

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

                    Issuer's telephone number: (651) 730-1500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____ No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's sales for its most recent fiscal year were $265,693.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on October 31, 1998 as reported on the Over-the-Counter Market, was approximately $436,942. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this number, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 31, 1998, the registrant had outstanding 2,744,169 shares of Common Stock.

         Transitional Small Business Disclosure Format.     ____ Yes   __X__ No
         Exhibit Index is located on page 19.

                                     PART I

ITEM 1 - BUSINESS

         In fiscal 1995, Celox Corporation changed its name to Celox Laboratories, Inc. The Company is a cell technology company formed in 1985 that researches, develops, manufactures, and markets cell biology products that are used in the propagation of cells derived from mammals, including humans, and other species. (In fiscal 1993, the Company changed its reporting status from a development stage enterprise to a regular operating corporation.) These specialized cell growth products are used primarily in academic, pharmaceutical and other commercial laboratories to improve the growth, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons, and human growth factor. Since its inception, the Company has pursued a strategy of developing non-serum based products for the growth of human and other mammalian cells which management believes will have significant commercial potential.

FORWARD LOOKING INFORMATION

         Information contained in this Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward- looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include the Company's ability to execute its business plan, uncertainties relating to clinical trials, dependence on third parties and future capital needs.

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


PRODUCTS AND SERVICES

The Company markets over 30 different products. The Company's proprietary products consist of six different serum-free supplements: TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM)and a cell freezing medium, Cellvation(TM). VaxMax(TM), introduced in September of 1993, was developed specifically for use in the production of veterinary vaccines. Nephrigen(TM) was introduced in fiscal 1998 and is a serum-free growth medium developed specifically for the culturing of Human Embryonic Kidney (293) cells. As part of the Nephrigen(TM) system, the Company also introduced a non-enzymatic dissociation solution that is used instead of trypsin. HemaPro(TM) was also introduced in fiscal 1998 and is a low protein, serum-free medium for clonogenic assays or EX VIVO expansion of human progenitor cells. An additional proposed product, ViaStem(TM), continues to undergo further analysis in preclinical testing. This product was developed to improve the preservation of critical cells (e.g., stem cells), which are required for bone marrow transplantation. The Company also manufactures eleven basal media formulations, a series of buffered saline solutions, other cell biology reagents, and a variety of custom formulations.


         SERUM-FREE SUPPLEMENTS

         The Company has developed six technically advanced serum-free supplements to address the inadequacies of serum-based media. The Company's defined basal media supplements, TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM) are fortified, low-protein, multipurpose serum-free supplements formulated for the long-term culturing of a wide variety of cell types. These supplements contain chemically-defined, growth-promoting factors that enhance the growth, productivity, and purity of highly specialized cells that secrete biological products such as monoclonal antibodies, interferons, human growth factor, insulin, tissue, plasminogen, enzymes, and vaccines. These supplements also improve the biochemical analysis of nutrient and hormonal effects on the differentiation and function of cells.

         TCM(TM) was formulated as a general serum replacement for a variety of cell types from species including rodent, dog, cat, rabbit, pig, monkey, and human. This product was designed for cost-effective use. TCM(TM) is not highly specific to a single cell type and is therefore effective in many research and manufacturing situations. TCM(TM) has a Drug Master File classification from the Food and Drug Administration (FDA), which makes it suitable for the manufacturing of biologicals (e.g., vaccines, monoclonal antibodies, etc.).

         TM-235(TM) is similar to TCM(TM), but contains additional proprietary components. This product was developed for cell lines that require more than 10% fetal calf serum and is slightly more expensive than TCM. A Drug Master File
(DMF) is being prepared for TM-235(TM).

         TCH(TM) was developed specifically for human hybridomas (cell secreting monoclonal antibodies) and other human cells of lymphoid origin (originating in the lymphatic or immune system). TCH(TM) contains no animal proteins and is compatible for use in the production of human biological products. A Drug Master File (DMF) is being prepared for TCH(TM).

         Nephrigren(TM) was developed specifically for the culturing of Human Embryonic Kidney (293) cells. It is a cost-effective, low protein medium which provides the optimum growth conditions for high density, long-term culturing. Human embryonic kidney cells are frequently used for human adenovirus production, drug screening, toxicity testing and the production of recombinant proteins. Nephrigren(TM) is sold in a kit format with 2 x 500ml bottles of basal media along with a 20ml supplement. As part of the Nephrigren(TM) system, a non-enzymatic dissociation solution was introduced to be used instead of trypsin.

         HemaPro(TM) was developed as a serum-free medium for use in clonogenic assays or EX VIVO expansion of human progenitor cells. HemaPro(TM) does not contain erythropoietin, recombinant growth factors, human serum or fetal bovine serum, thereby making it effective in studying stimulatory factors under controlled conditions.

         VaxMax(TM) is a cost effective serum reducer specifically designed for use by manufacturers of veterinary vaccines. It was formulated to provide optimal cell growth and virus production. VaxMax(TM) has been used by veterinary vaccine manufacturers to enhance production while lowering overall costs.

         The Company sells TCM(TM), TM-235(TM), TCH(TM), Nephrigren(TM) , HemaPro(TM) and VaxMax(TM) at prices competitive with serum and other serum-free supplements. (See "Business -- Competition.") The reliability and rigorous quality control involved in manufacturing TCH, TM-235(TM), TCH(TM), Nephrigren(TM), HemaPro(TM) and VaxMax(TM) allows researchers to purchase as little as a one-week supply of supplements rather than enough for an entire project as is often necessary with serum-based media. The consistency of TCM(TM), TM-235(TM), TCH(TM), Nephrigren(TM) HemaPro(TM) and VaxMax(TM) reduces the need to qualify the supplements prior to each use. TCM(TM), TM-235(TM), TCH(TM) Nephrigren(TM) and HemaPro(TM) are concentrated to a level of fifty times in small-volume packages for easier shipment and storage than comparable amounts of serum, which are typically sold in non-concentrated form. VaxMax(TM) is concentrated to a level of one hundred times.


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

         VIASTEM(TM)

         ViaStem(TM) is a cell solution that was developed as a new technology for ultra-low temperature preservation of critical cells like those required for bone marrow transplantations. The Company believes that ViaStem(TM) has the potential of preventing certain complications associated with current procedures, such as toxicity and nausea. Preliminary data indicates that ViaStem(TM) increases the viability and preservation of critical cells. Other potential applications for ViaStem(TM) include preservation of umbilical cord cells, platelets, and red blood cells. ViaStem(TM) is currently undergoing preclinical testing at the University of Minnesota. Based on the preclinical results, the next testing would involve human trials.


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

         OTHER CELL BIOLOGY REAGENTS

         The Company also manufactures and sells several reagents, including enzyme, antibiotic, buffer, amino acid solutions, and custom formulations.


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

         In April of 1994, the Company entered into an agreement with American Type Culture Collection (ATCC), Rockville, MD, the world's largest public archive of living biological cultures and genetic materials. ATCC serves the international scientific community by acquiring, preserving, and distributing strains of the most diverse collection of organisms and derivative biological materials in the world. Under the agreement, ATCC will distribute cell lines adapted to the Company's non-serum products as well as other associated products worldwide. Orders for cell lines and growth media under this agreement continued during fiscal 1998.

         During July of 1995, the Company entered into a non-exclusive worldwide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN will market Celox's proprietary serum-free cell biology products and Cellvation(TM). Initial orders under this agreement began in the final quarter of fiscal year 1995 and have continued through fiscal 1998. During the third quarter of fiscal 1997, the Company also began to supply ICN with the rest of its product line, except for ViaStem(TM).

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

         Management is currently evaluating its reliance on both internal and external systems with respect to the Year 2000 issues. The Company does not anticipate any disruption to its internal manufacturing processes. However, there can be no assurance that all Company vendors will be Year 2000 compliant. The Company intends to utilize a select number of vendors in order to minimize this potential problem.

         The Company has determined that some of the older financial reporting systems software recognizes the use of "00" to represent the year 1900 rather than 2000. In order to correct these problems, it will be necessary for the Company to purchase commercially available upgrades of the current systems. The Company also anticipates that certain of its computer hardware will not be year 2000 compliant. As a result, in fiscal 1999, capital expenditures may include replacement computers.

         At this time, Year 2000 issues are not expected to materially affect the Company's products, services or competitive condition, based on the current evaluations. The anticipated cost to the Company to become Year 2000 compliant is $15,000 or less.


CUSTOMERS

         The Company markets its products to academic, pharmaceutical, biotechnology and diagnostic companies. The Company's three largest customers accounted for 39% of the Company's net sales during fiscal 1998. These customers each accounted for more than 10% of the Company's net sales during fiscal 1998. The loss of any one would have a material adverse, short-term effect on the Company. However, one of the customers is comprised of many labs and a loss of the total account is unlikely. (See Note 5 of Notes to Financial Statements.)


RESEARCH AND DEVELOPMENT

         Although the Company has completed the research and development of its current products, the Company intends to refine these products, as necessary, to meet customer requirements and to take advantage of technological changes. Additionally, the Company continues to identify factors that affect the growth, differentiation, and replication of cells, particularly human cells.

         In fiscal 1998 the Company introduced three new products--Nephrigen(TM) is a serum-free growth medium which was developed specifically for the culturing of Human Embryonic Kidney (293) cells. These cells are used for human adenovirus production, drug screening, toxicity testing and production of recombinant proteins. A second new product that is used with Nephrigen(TM) is a non-enzymatic dissociation solution which is used instead of trypsin. The third new product is HemaPro(TM), a low protein, serum-free medium for clonogenic assays or EX VIVO expansion of human progenitor cells. Because HemaPro(TM) does not contain erythropoietin, recombinant growth factors, human serum or fetal bovine serum, it is effective in studying stimulatory factors under controlled conditions.

         For the years ended August 31, 1997 and 1998, the Company spent approximately $47,686 and $104,309, respectively, on research and development. The increase is a direct result of the work performed on the new products mentioned above. During fiscal year 1998, the Company also continued to focus on the development of preclinical data on ViaStem(TM). In October 1998 the Company announced that it had entered into a collaborative agreement with the University of Minnesota, Minneapolis, related to ViaStem(TM). Under the agreement, Celox and the University will collaborate to complete the Company's preclinical studies on ViaStem(TM). Research and developmental expenses will fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).


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


         The materials used in the Company's products are available from several sources, although the Company utilizes a select group of vendors to ensure consistency. However, due to industry consolidation, there can be no assurance that the Company will continue to receive the material necessary for production of its proprietary products that meets the specifications of the Company, USDA and the FDA, in the quantities needed or at a competitive prices. The manufacturing process requires biological, chemical, and packaging supplies and equipment that are generally available from several suppliers.

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


VIASTEM(TM) PATENTS

         In March 1995, the Company filed a patent application for ViaStem(TM) in the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company's ViaStem(TM) technology through March of 2015. A second U.S. Patent was received in August, 1998. This second patent broadened the patented uses of ViaStem(TM) in bone marrow transplantation and related therapies. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. In October, 1998 the Company received notice from the New Zealand and Australia Patent Office that a patent on ViaStem(TM) had been granted by each of the respective countries. Initial reports from other countries that have reviewed the international patent application have been positive. Due to the unique nature of ViaStem(TM)and its applications, the Company pursued the patent process for this product.

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

         Compliance with federal, state, and local laws, including environmental laws, does not require any material expenditures by the Company, and the Company does not believe that such laws have any material impact on the Company's operations or financial condition.


EMPLOYEES

         As of October 31, 1998, the Company employed a total of four (4) persons on a full-time basis, of whom two were involved in technical capacities and two in administrative functions, as well as temporary employees. During the next 12 months, the Company anticipates hiring additional business development representatives, technical personnel, and other employees, as needed, based on growth. The Company also intends to continue to utilize temporary employees, as needed, in administrative and general laboratory positions.



ITEM 2 - PROPERTIES

         The Company's executive offices and laboratories are located in a new facility in St. Paul, Minnesota. The Company leases approximately 9,500 square feet of office, laboratory, and warehouse space in this facility. The Company moved into the St. Paul facility during March 1997.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is is not presently involved in any material legal proceedings.




ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.   MARKET INFORMATION

         The Company's Common Stock had been traded on the National Association of Securities Dealers Automated Quotation System since March 9, 1992. Prior to this, there was no public market for the Company's Common Stock. Beginning August 15, 1996, the Company's Common Stock began trading on the Over-the-Counter (OTC) Market. Due to a failure to meet a NASDAQ requirement of at least $2,000,000 in net tangible assets, the Company was delisted from the NASDAQ Small Cap Market. The following table sets forth the range of high and low bid quotations of the Company's Common Stock as reported by the NASDAQ System for Fiscal 1997, and 1998. The quotes represent inter-dealer prices on the OTC Market. The OTC Market quotations reflect inter-dealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.

                                                             STOCK PRICES
                                                         HIGH          LOW

      FISCAL YEAR 1997

      November 30, 1996 (1st Quarter)..............        0.63          0.30
      February 28, 1997(2nd Quarter)...............        0.65          0.30
      May 31, 1997 (3rd Quarter)...................        0.50          0.34
      August 31, 1997(4th Quarter).................        0.63          0.34

      FISCAL YEAR 1998

      November 30, 1997 (1st Quarter)..............        1.13          0.34
      February 28, 1998(2nd Quarter)...............        0.63          0.34
      May 31, 1998 (3rd Quarter)...................        0.41          0.25
      August 31, 1998(4th Quarter).................        0.38          0.15

      FISCAL YEAR 1999

      September 1, 1998 through
      October 31, 1998.............................      $0.25         $0.13

         B.   HOLDERS

         As of October 31, 1998, there were approximately 900 holders of the Company's Common Stock.

         C.   DIVIDENDS

         The Company has not paid any dividends on its Common Stock to date and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the expansion and development of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following pertains to the results of operations and financial position of the Company for the two fiscal years ended August 31, 1997, and August 31, 1998, and should be read in conjunction with the financial statements included elsewhere herein.

RESULTS OF OPERATIONS

         The Company had a net loss of $302,604 in fiscal 1998 compared to net loss of $388,473 in fiscal 1997. Reduced operating expenses and increased sales accounted for the decreased loss in fiscal 1998 compared to the prior year.

         Net sales increased 20% or $44,286 to $265,693 in 1998 from $221,407 in
1997, primarily due to the timing of orders received from a manufacturing customer. Additionally, the Company moved into its new facility in April, 1997 and had to re-validate all of the production equipment. The re-validation limited the production of products during the third quarter of fiscal 1997. Three customers each accounted for sales of more than 10% of the Company's annual sales in 1998, compared to two customers exceeding 10% of sales in 1997. (See Note 5 of Notes to Financial Statements.)

         The Company also received interest income of $48,666 in 1998 compared to $67,820 in 1997. This is primarily due to the Company's cash position as a result of its March 1992 initial public offering. The decrease between years is due to the use of cash in operations.

         A portion of the proceeds from the March 1992 initial public offering had been invested in the Piper Jaffray Institutional Government Income Fund. Due to an unexpected decline in value of the Fund, which was attributed to the purchase of derivatives, class action litigation by investors began in 1994. In February 1995, Piper Jaffray Companies Inc. announced a $70 million (less attorney fees) settlement to settle such litigation, subject to court approval and acceptance of the settlement by a large percentage of the Funds' shareholders. In August 1995, a federal judge gave preliminary approval to this settlement, which would be a combination of $20 million in cash and $50 million in 8% notes payable. Litigation by investors against auditors of the Fund related to Fund losses has not yet been resolved.

         Based upon the final loss calculation approved by the court a receivable for litigation settlement in the amount of $133,000 was set up at August 31, 1995. During fiscal 1996, the Company received payments totaling $53,226 plus interest on this receivable. During fiscal 1997, the Company received payments totaling $57,328 plus interest under the settlement agreement. As of August 31, 1997, the balance remaining in the settlement receivable was $22,446. In fiscal 1998 the Company received payment for the balance of $22,446 plus interest. The total payments received exceeded the estimated recovery of $133,000 and the excess was credited to other income in fiscal 1998. In September, 1998, a final check in the amount of $5,682 was received. This payment represented a residual distribution of unclaimed funds and money previously reserved for potential income tax liability on behalf of the settlement fund.

         Marketing and general and administrative expenses decreased by 15% or $71,063 from $469,528 in fiscal 1997 to $398,465 in fiscal 1998. The decrease between the respective periods was a result of higher marketing and sales expenses resulting from a focused marketing plan offset by lower general and administrative expenses. General and administrative expenses decreased between periods due to moving expenses incurred in fiscal 1997 as part of the Company's move to a new facility, reduced operating expenditures in the new facility and a reduction in salary expense and related payroll taxes.

         Cost of goods sold decreased by $2,291 from fiscal 1997, and represented 49% of sales in 1998 compared to 59% of sales in 1997. The decrease in the cost of goods sold as a percentage of sales results from increased sales to cover fixed manufacturing costs. The mix of products also affected the cost of goods sold comparison between periods.

         Research and development expenses increased by 119% or $56,623 to $104,309 in 1998. The increase between years results from the timing and amount of professional fees and other costs associated with the patent filing for ViaStem(TM). Professional fees for research and development in fiscal 1998 included international filing fees for the international patent on ViaStem(TM). The Company also added three new products in fiscal 1998. The Company presently has over 30 products.

         The loss per common share was ($0.11) in fiscal 1998 compared to ($0.14) in fiscal 1997.

         In fiscal 1999, the Company will continue its efforts to increase sales volume through focused marketing activities and sales of newly introduced products. The sales and marketing activities will consist of establishing further relationships with independent sales organizations and distributor and by expanding its distribution activities with ICN Pharmaceuticals, and the Sigma Chemical Company. The newly introduced products will be marketed by the Company and potentially will be made available to one or more distributors. In addition, the Company has continued to refine a focused advertising/marketing strategy in fiscal 1999. The Company expects operating costs to remain flat in fiscal 1999. However, there can be no assurance that sales will increase or that the Company will be profitable in the future. Management does not expect to realize an operating profit in fiscal 1999.



LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1998, the Company's capital expenditures totaled $47,077. The Company anticipates that capital expenditures for fiscal 1999 will be approximately $40,000 to fund additional sales, research and development, and manufacturing growth, as well as computer and software upgrades.

         At August 31, 1998, the Company had cash and short-term investments totaling $809,556. This cash and short-term investment position is from the proceeds of the Company's March 1992 initial public offering. Management believes that these funds will be sufficient to fund operating losses and capital expenditures for fiscal 1999. The Company intends to raise additional capital in the second quarter of fiscal 1999 through a private placement, subject to the prevailing market conditions. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained. There is no guarantee however, that the Company will be able to successfully raise these additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals.

         The Board of Directors has authorized the repurchase of up to 300,000 shares of the Company's Common Stock in the open market at prices not to exceed $1.75 per share. Through August 31, 1998, 136,700 shares were repurchased for $142,173.

         At this time, management is not aware of any factors that would have a materially adverse impact on cash flow beyond fiscal 1999, other than the potential for continuing losses. Management expects operating losses to continue in fiscal 1999.


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

                            CELOX LABORATORIES, INC.

                               St. Paul, Minnesota

                              Financial Statements

                      Years Ended August 31, 1998 and 1997

                                [BHZ LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Celox Laboratories, Inc.
St. Paul, Minnesota

We have audited the accompanying balance sheet of Celox Laboratories, Inc. as of August 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celox Laboratories, Inc. as of August 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                         Certified Public Accountants
Minneapolis, Minnesota
September 28, 1998

                            CELOX LABORATORIES, INC.

                                  Balance Sheet
                                                              August 31
                       ASSETS                             1998        1997
                                                       ----------   ----------
CURRENT ASSETS
    Cash and cash equivalents                          $  350,120   $  408,274
    Certificates of deposit                               459,436      737,119
    Trade accounts receivable                              18,849       26,562
    Investor settlement receivable                                      22,446
    Accrued interest receivable                            10,560       16,956
    Inventories
        Raw materials                                      32,350       30,142
        Finished goods                                     12,725       16,713
    Prepaid expenses                                        1,830        1,058
                                                       ----------   ----------
            Total current assets                          885,870    1,259,270

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
    Laboratory and production equipment                   219,724      204,882
    Office furniture and equipment                         88,131       78,764
    Leasehold improvements                                138,426      115,558
                                                       ----------   ----------
                                                          446,281      399,204
    Less accumulated depreciation                         274,597      229,010
                                                       ----------   ----------
            Net equipment and leasehold improvements      171,684      170,194

OTHER ASSETS
     Patents, net                                          58,860       18,789
                                                       ----------   ----------
            TOTAL ASSETS                               $1,116,414   $1,448,253
                                                       ==========   ==========


Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                                  Balance Sheet

                                                                          August 31
    LIABILITIES AND STOCKHOLDERS' EQUITY                             1998           1997
                                                                 -----------    -----------
CURRENT LIABILITIES
    Note payable                                                 $    82,139    $    94,879
    Trade accounts payable                                            10,326         26,321
    Accrued liabilities
        Compensation                                                  20,930         21,438
        Taxes, other than income taxes                                 6,816          6,808
        Other                                                                         3,000
                                                                 -----------    -----------
            Total current liabilities                                120,211        152,446



COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share
        Authorized, 4,000,000 shares
        Issued and outstanding, 2,744,169 and 2,742,169 shares
          in 1998 and 1997, respectively                              27,442         27,422
    Additional paid-in capital                                     5,254,736      5,251,756
    Accumulated deficit                                           (4,285,975)    (3,983,371)
                                                                 -----------    -----------
            Total stockholders' equity                               996,203      1,295,807
                                                                 -----------    -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,116,414    $ 1,448,253
                                                                 ===========    ===========


Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                             Statement of Operations

                                                      Years
                                                  Ended August 31
                                                 1998        1997
                                              ---------    ---------
NET SALES                                     $ 265,693    $ 221,407

COST OF GOODS SOLD                              129,127      131,418
                                              ---------    ---------

GROSS PROFIT                                    136,566       89,989

OPERATING EXPENSES
    Research and development                    104,309       47,686
    Marketing                                   168,218      153,738
    General and administrative                  230,247      315,790
                                              ---------    ---------
            Total operating expenses            502,774      517,214
                                              ---------    ---------

OPERATING LOSS                                 (366,208)    (427,225)

OTHER INCOME (EXPENSE)
    Interest and dividend income                 48,666       67,820
    Interest expense                             (6,267)      (2,609)
    Other                                        21,205      (26,459)
                                              ---------    ---------
            Total other income, net              63,604       38,752
                                              ---------    ---------

LOSS BEFORE INCOME TAX BENEFIT                 (302,604)    (388,473)

INCOME TAX BENEFIT                                   --           --
                                              =========    =========

NET LOSS                                      ($302,604)   ($388,473)
                                              =========    =========

BASIC AND DILUTED NET LOSS PER COMMON SHARE   ($    .11)   ($    .14)

Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                  Statement of Changes in Stockholders' Equity

                      Years Ended August 31, 1998 and 1997


                                        Common Stock                Additional
                                        ------------                 Paid-In
                                    Shares           Amount          Capital
                                  ---------       ----------       ----------
BALANCES - August 31, 1996        2,742,169       $   27,422       $5,251,756

    Net loss
                                  ---------       ----------       ----------

BALANCES - August 31, 1997        2,742,169           27,422        5,251,756

    Options exercised                 2,000               20            2,980

    Net loss
                                  ---------       ----------       ----------

BALANCES - August 31, 1998        2,744,169       $   27,442       $5,254,736
                                  =========       ==========       ==========


Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                  Statement of Changes in Stockholders' Equity

                      Years Ended August 31, 1998 and 1997

                      Accumulated Deficit           Total
                      -------------------           -----
                        ($3,594,898)             $1,684,280

                           (388,473)               (388,473)
                        -----------              ----------

                         (3,983,371)              1,295,807

                                                      3,000

                           (302,604)               (302,604)
                        -----------              ----------

                        ($4,285,975)            $   996,203
                        ===========             ===========


Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                             Statement of Cash Flows

                                                                 Years Ended August 31
                                                                  1998            1997
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                 ($  302,604)    ($  388,473)
    Adjustments to reconcile net loss to net
        cash used for operating activities
        Depreciation and amortization                             48,167          38,968
        Deferred rent expense                                       (773)
        Changes in assets and liabilities
            Trade accounts receivable                              7,713          65,240
            Accrued interest receivable                            6,396           2,046
            Inventories                                            1,780          27,517
            Prepaid expenses                                        (772)           (244)
            Trade accounts payable                               (15,995)         (3,427)
            Accrued liabilities                                   (3,500)         (2,206)
                                                             -----------     -----------
            Net cash used for operating activities              (258,815)       (261,352)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of certificates of deposit                         (109,436)       (933,549)
    Proceeds from maturities of certificates of deposit          387,119       1,165,093
    Proceeds from investor settlement receivable                  22,446          57,328
    Investment in ViaStem patent                                 (42,651)        (18,789)
    Capital expenditures                                         (47,077)       (115,558)
                                                             -----------     -----------
            Net cash from investing activities                   210,401         154,525

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from (payments of) note payable, net                (12,740)         94,879
    Proceeds from stock options exercised                          3,000
                                                             -----------     -----------
            Net cash from (used for) financing activities         (9,740)         94,879
                                                             -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (58,154)        (11,948)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                    408,274         420,222
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                      $   350,120     $   408,274
                                                             ===========     ===========


                                                       - Continued -

Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                                                                 Years Ended August 31
                                                                  1998            1997
                                                             -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for income taxes                           $         -     $         -
                                                             ===========     ===========
    Cash payments for interest                               $     6,267     $     2,609
                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Note payable refinanced with line of credit              $    86,817
                                                             ===========


Notes to Financial Statements are an integral part of this Statement.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997


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

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company uses the allowance method to account for uncollectible accounts, however, no allowance was deemed necessary at August 31, 1998 and 1997.

INVENTORIES

Inventories are stated at the lower of FIFO (first-in, first-out method) cost or market.

ADVERTISING

The Company expenses advertising when incurred. Total advertising costs were approximately $42,000 and $20,800, respectively, for the years ended August 31, 1998 and 1997.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at the lower of cost or estimated fair value. Depreciation is computed by the straight-line method using the estimated useful lives of the individual assets.

AMORTIZATION OF INTANGIBLE ASSETS

During fiscal 1998 and 1997, Celox received two patents for ViaStem(TM). The costs associated with these patents were capitalized and are being amortized by the straight-line method over 17 years, until March 2015.

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

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted-average number of common shares outstanding during the year. The weighted average number of shares outstanding was 2,743,002 and 2,742,169 for the years ended August 31, 1998 and 1997, respectively. None of the common stock equivalents have been included in the computation of diluted loss per common share for the years presented because they are antidilutive.

NEWLY ISSUED ACCOUNTING STANDARDS

In fiscal 1998, the Company adopted Statements of Financial Accounting Standards No. 128, EARNINGS PER SHARE AND NO. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. The new Standards do not materially affect the financial statements.

In fiscal 1999, the Company will adopt Statements of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME AND NO. 131, SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The new reporting requirements of these Standards are not expected to materially affect the financial statements of the Company.

2.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

In fiscal 1997, the Company conducted operations from a temporary facility under a month-to-month lease until the new building they are currently leasing was constructed. It moved into this new location in April 1997 under an operating lease which has an initial term expiring January 31, 2004 with an option for two five-year renewal terms. The lease requires payment for certain operating costs. Rent expense was $80,120 and $70,448 during fiscal 1998 and 1997, respectively.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997


2.  COMMITMENTS AND CONTINGENCIES - Continued

Future minimum base lease payments, by fiscal year, are as follows at August 31, 1998:

                 1999                                   $  73,726
                 2000                                      73,726
                 2001                                      73,726
                 2002                                      73,726
                 2003                                      73,726
                 Thereafter                                30,719
                                                           ------
                                                         $399,349
                                                         ========

EXECUTIVE EMPLOYMENT AGREEMENT

The Company has an employment contract with Milo R. Polovina which provides that Mr. Polovina will serve as Chairman of the Board, Chief Executive Officer and President of the Company for a period of ten years with an annual base salary of not less than $126,000. Mr. Polovina is also eligible for an annual bonus and performance stock options, determined at the discretion of the Board of Directors. The bonus shall in no event exceed one-half of his annual salary. No bonus was authorized by the Board of Directors in fiscal 1998. The Board of Directors did authorize the payment of a $15,000 bonus in fiscal 1997. During fiscal 1998, 40,000 performance stock options were issued at an option price of $.125. No performance stock options were issued during fiscal 1997.

This agreement also contains a provision relating to compensation in the event of a change in control of the Company followed by a termination of Mr. Polovina's employment. Upon a change of control, if Mr. Polovina's employment is terminated by the Company for other than disability or cause (as defined), or is terminated by Mr. Polovina for good reason (as defined), he will be entitled to receive his entire annual base salary, in twelve equal monthly payments, for the remaining term of the agreement. Termination other than related to a change in control, results in similar payment for the five calendar years following the date of termination.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997


2.  COMMITMENTS AND CONTINGENCIES - Continued

LEGAL PROCEEDINGS

The Company is a member of the class in the KPMG Peat Marwick action as it relates to their audit of the Piper Jaffray Institutional Government Income Portfolio Fund, on whose behalf litigation has been commenced in federal district court in Minneapolis. The Company has not directly participated in the litigation. The Company expects that attorneys for the plaintiff in this action will continue to pursue this litigation in the federal court in Minneapolis. The ultimate amount of proceeds, if any, that the Company may receive as a result of this matter is uncertain.

3.  NOTE PAYABLE

In 1998, the Company established a $125,000 line of credit with its bank, secured by a deposit account held at the same bank. Interest is payable monthly at a rate of 5.7%. The terms of the agreement with the bank require the Company to maintain certain financial covenants and ratios and restricts the Company from incurring additional debt or engaging in other than their current business. The balance on this line of credit at August 31, 1998 was $82,139. The line of credit expires in February 1999.

The Company had a note payable with its bank, secured by a deposit account held at the same bank. The balance due at August 31, 1997 was $94,879 with interest charged on borrowings at an initial rate of 7.65%. The note was payable in monthly installments of $1,933 to February 1998 with a balloon payment of the balance due at that time. The terms of the note agreement with the bank required the Company to maintain certain financial covenants and ratios and restricted the Company from incurring additional debt or engaging in other than their current business. Management of the Company renegotiated this note in February 1998 in which the Company was issued a new note. In March 1998, this note was paid off using the line of credit discussed above.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997

4.  STOCKHOLDERS' EQUITY

REPURCHASE OF COMMON STOCK

Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market purchases at prices not to exceed $1.75 per share. As of August 31, 1998 and 1997, the Company had repurchased 136,700 shares at prices of $.85 to $1.58 per share.

STOCK OPTIONS AND WARRANTS

The Company has an Incentive Stock Option Plan and a non-qualified stock option and warrant plan under which options and warrants granted may be exercised in various stages no later than ten years from the date of grant. The terms of the plans originally reserved 200,000 and 549,300 shares, respectively, for issuance under the plans. Option and warrant exercise prices are generally 100% of the stock's fair market value as of the date of grant. Options and warrants vest in various stages no later than three years from date of grant. Options and warrants not exercised are forfeited, with such forfeitures accounted for at the time of forfeiture.

Options and warrants granted, exercised, and forfeited under the plans are as follows:


                                                          Weighted Average
                                              Granted       Exercise Price
                                              -------       --------------

      Balance September 1, 1996                401,500     $0.81 to $4.20
           Cancelled or expired               (137,500)    $1.00 to $4.20
                                              -------
      Balance August 31, 1997                  264,000     $0.81 to $1.50
           Granted                              40,000     $0.125
           Exercised                            (2,000)    $1.50
           Cancelled or expired                (18,000)    $0.875 to $1.00
                                              -------
      Balance August 31, 1998                  284,000     $0.125 to $1.50
                                               =======

At August 31, 1998 and 1997, options for 284,000 and 254,000 shares, respectively, were exercisable. All warrants expired during fiscal 1997.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997

4.  STOCKHOLDERS' EQUITY  - Continued

The fair value of each option granted is estimated on the grant date using the Black Scholes method. The fair value of options granted in fiscal 1998 and the assumptions made in estimating fair value are as follows:

      Fair value of options granted                     $0.11
                                                        =====
      Dividend yield                                       0%
      Risk-free interest rate                            5.4%
      Expected volatility                                100%
      Expected life                                  10 years

The Company applies APB Opinion No. 25 in accounting for its options and warrants. Accordingly, no compensation cost has been recognized in 1998 or 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, there would be no significant effect on net loss or on the basic and diluted loss per common share.

Following is a summary of the status of options outstanding at August 31, 1998, all of which are exercisable:

                                                         Weighted Average
                       Exercise                        Remaining Contractual
                        Price            Number              Life (Years)
                        -----            ------              ------------

                       $.125             40,000                 9.96
                       $.813             10,000                 2.37
                       $.875             10,000                 3.12
                       $.938             30,000                 2.86
                       $1.00            155,000                 3.53
                       $1.50             39,000                 1.36
                                         ------                 ----
                                        284,000                 4.01
                                        =======                 ====

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997

5.  CONCENTRATION OF CREDIT RISK

During fiscal 1998, sales to three customers were approximately 39% of net sales. During fiscal 1997, sales to two of the same customers were approximately 34% of net sales.

At August 31, 1998, three customers comprised 40% of the total accounts receivable balance and one customer comprised 50% of the total accounts receivable balance at August 31, 1997. Accounts receivable from foreign sales were 11% and 5% at August 31, 1998 and 1997, respectively.

6.  INCOME TAXES

Differences between the income tax benefit at the Federal statutory rates and the recorded benefit are as follows:

                                                                                  1998                     1997
                                                                               ------------          -------------
      Amount computed using the Federal statutory rate                            ($103,000)            ($132,000)
      Increase (reduction) in taxes resulting from:
          State taxes, net of Federal tax benefit                                   (11,000)              (14,000)
          Other                                                                       2,000                40,000
          Change in valuation allowance                                             112,000               106,000
                                                                               ------------          -------------

                  Total benefit                                                   $       -              $      -
                                                                               ============          =============

The deferred income tax asset consists of the following at August 31, 1998 and 1997:

                                                                                  1998                     1997
                                                                               ------------          -------------
       Capital loss carryforwards                                               $   316,000            $   316,000
       Net operating loss carryforwards                                           1,274,000              1,167,000
       Tax credit carryforwards                                                      40,000                 35,000
                                                                               ------------          -------------
                   Subtotal                                                       1,630,000              1,518,000
       Valuation allowance                                                       (1,630,000)            (1,518,000)
                                                                               ------------          -------------
                                                                               $      -              $           -
                                                                               ============          =============


                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997

6.  INCOME TAXES - Continued

At August 31, 1998, the Company had net operating loss carryforwards and tax credit carryforwards available to reduce future taxable income, which expire as follows:

                                          Net Operating Loss   Tax Credits

                 2002                      $     75,000
                 2003                           196,000
                 2004                           223,000         $  9,000
                 2005                            93,000
                 2006                            98,000            2,000
                 2007                           488,000            3,000
                 2008                           407,000            2,000
                 2009                           431,000            3,500
                 2010                           390,000           10,500
                 2011                           385,000            2,000
                 2012                           426,000            3,000
                 2013                           282,000            5,000
                                             ----------          -------
                             Totals          $3,494,000          $40,000
                                             ==========          =======

At August 31, 1998, the Company had capital loss carryforwards of approximately $928,000, which must be offset by capital gains in order to be used. These capital loss carryforwards expire as follows:

                                            Capital Loss
                                            ------------
                 1999                         $771,000
                 2000                                -
                 2001                          157,000
                                              --------

                            Total             $928,000
                                              ========

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1998 and 1997

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows:


                                                           August 31
                                         -----------------------------------------------
                                                 1998                       1997
                                         ---------------------     ---------------------
                                        Carrying       Fair        Carrying      Fair
                                         Amount        Value        Amount       Value
                                         --------     --------     --------     --------
      Cash and cash equivalents          $350,120     $350,120     $408,274     $408,274
      Certificates of deposit             459,436      459,436      737,119      737,119
      Investor settlement receivable            -            -       22,446    See below
      Note payable                         82,139       82,139       94,879       94,879

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

8.  SUBSEQUENT EVENTS

During fiscal 1999, the Company entered into an initial $17,000 agreement with the University of Minnesota related to the Company's ViaStem(TM) product. Under the agreement, Celox and the University will collaborate to complete the Company's preclinical studies on ViaStem(TM).

The Company intends to raise additional capital during fiscal 1999 through a private placement, subject to the prevailing market conditions. The additional funds raised will be primarily used for advancing the Company's proprietary product, ViaStem(TM), through the necessary testing required before FDA approval can be obtained. There is no guarantee however, that the Company will be able to successfully raise these additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the director and executive officer of the Company as of October 31, 1998. Directors hold office until the next Annual Shareholder's meeting.

         NAME                  AGE          POSITION
         ----                  ---          --------
         Milo R. Polovina      42           Chairman of the Board, President
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


SCIENTIFIC ADVISORY BOARD

         Although the Company has a Scientific Advisory Board established to advise the Company on product opportunities and certain advances in biotechnology, the Company intends to establish a Scientific Advisory Board specifically dedicated to ViaStem(TM). The Company is currently seeking qualified applicants with backgrounds in transplantation to serve on the ViaStem(TM) Advisory Board.


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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended August 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the only officer whose annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                                                                                                    Long-Term
                                                     Annual Compensation                         Compensation
                                                     -------------------                         ------------
         Name and                     Fiscal          Salary            Bonus           Compensation               Options
         Principal Position            Year             $                 $                    $ (1)                  #
         ------------------           ------          -----             -----           ------------               -------
         Milo R. Polovina             1998           138,998                0                    --                160,000
         President, Chief             1997           135,600           15,000                    --                120,000
         Executive Officer,           1996           135,600           30,000                    --                120,000
         Treasurer, and Secretary


         (1) The total amount of personal benefits paid to Mr. Polovina for fiscal 1998 was less than the lesser of (i) $50,000 or (ii) 10% of his total reported salary and bonus.

         Options totaling 40,000 were granted to Milo R. Polovina during fiscal 1998. No executive officer exercised options during fiscal 1998. The following table sets forth, for the Chief Executive Officer, the number and year-end value of unexercised options. (All such options were granted at the fair market value of the underlying shares as of the respective grant dates.)

           OPTION EXERCISES AND VALUE OF OPTIONS AT END OF FISCAL 1998

                                            Number of Unexercised                                    Value of Unexercised
                                                Options at End of                                    In-the-Money Options
                                                    Fiscal 1998                                      at End of Fiscal 1998 (1)
                                            ---------------------------                              -------------------------
         Name                           Exercisable              Unexercisable                   Exercisable       Unexercisable
         ----                           -----------              -------------                   -----------       -------------

         Milo R. Polovina                  160,000                   ----                             0                 ----

         (1) Calculated on the basis of the fair market value of the underlying securities at August 31, 1998, ($0.50) minus the exercise price per share (ranging from $0.125 to $1.50).

STOCK OPTIONS AND WARRANTS

         The Company has issued certain Common Stock warrants and has stock option plans which permit the granting of incentive stock options or non-qualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. One stock option plan, initiated prior to the Company's initial public offering
(IPO), includes 200,000 shares of Common Stock available for future issuance at August 31, 1998 and 1997. Another stock option plan, put into effect after the IPO, reserved 549,300 shares for issuance upon exercise of warrants and options at August 31, 1998 and 1997. No options or warrants have been exercised under either of these plans at August 31, 1997. During 1998 options totaling 2,000 were exercised.

At August 31, 1998 and 1997, options and warrants for 284,000 and 254,000 shares, respectively, were exercisable. The total options outstanding at August 31, 1998 are 284,000, with exercise prices of $0.125 to $1.50 per share.

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

         Mr. Polovina is also eligible for an annual bonus, determined in the discretion of the Board of Directors, which shall in no event exceed one-half of his annual salary. This agreement also contains a provision relating to compensation in the event of a change in control of the Company followed by a termination of Mr. Polovina's employment. A "Change in Control" will occur if any person, other than Mr. Polovina, becomes the beneficial owner of securities representing 30% or more of the combined voting power of the outstanding securities of the Company, the stockholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation, or if the persons who were directors of the Company immediately prior to the change in control cease to constitute a majority of the Board of the Directors of the Company or of its successor. Upon a change in control, if Mr. Polovina's employment is terminated by the Company for reasons other than disability or cause (as defined), he will receive his annual compensation pursuant to the agreement for the ten year term then remaining. In addition, in such a situation, Mr. Polovina will be entitled to require the Company to purchase his shares in the Company at their then fair market value.


DIRECTOR COMPENSATION

         Non-employee directors receive $75 for expenses related to each Board of Directors meeting attended, and for each committee meeting held at a date other than a date on which a Board meeting is held.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 31, 1998 by:
(i) each director of the Company, (ii) all directors and executive officers as a group, (iii) the Chief Executive Officer, and (iv) each shareholder who own more than 5% of the outstanding shares of Common Stock. Except as otherwise indicated, the Company believes each person listed below possesses sole voting and investment power with respect to the shares indicated. Beneficial ownership means the shareholder has voting or investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.


                  NAME AND ADDRESS                                       SHARES BENEFICIALLY OWNED
                  OF BENEFICIAL OWNER                                  NUMBER                  PERCENT
                  -------------------                                  ------                  -------
                  DIRECTORS AND EXECUTIVE OFFICERS

                  Milo R. Polovina                                     744,100(1)                25.3
                  1311 Helmo Avenue
                  St. Paul, MN  55128

                  All directors and executive officers                 744,100                   25.3
                      as a group (1 person)

                  PRINCIPAL HOLDERS

                  Heartland Advisors, Inc.                             250,500                    9.1
                  790 North Milwaukee Street
                  Milwaukee, WI 53202

                  Arnold Espeseth                                      159,800                    5.8
                  Winger, MN  56592


-------

(1) Includes (a) 546,600 shares of stock owned by Mr. Polovina; (b) 2,500 shares owned by Mr. Polovina's wife, an employee of the Company; (c) 3,000 shares owned by Mr. Polovina's children; (d) options granted to Mr. Polovina for exercise within 60 days to purchase 160,000 shares; and (e) options granted to Mr. Polovina's wife for exercise within 60 days to purchase 32,000 shares. (Mr. Polovina's spouse was granted the options while an employee of the Company but prior to her marriage to Mr. Polovina.)


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Polovina has an employment agreement with the Company. (See "Executive Compensation -- Executive Employment Agreement".)

                                     PART IV

ITEM 13 - EXHIBITS, AND REPORTS ON FORM 8-K

         A.    Documents filed:

z               1.  FINANCIAL STATEMENTS.  The following documents are filed as part of this report on Form 10-KSB:
                                                                          PAGE
                                                                          ----
                    Report of Independent Auditors........................F-1
                    Balance Sheet -- August 31, 1998 and 1997.............F-2
                    Statement of Operations -- Years ended
                        August 31, 1998 and 1997..........................F-4
                    Statement of Changes in Shareholders' Equity --
                        Years ended August 31, 1998 and 1997..............F-5
                    Statement of Cash Flows -- Years ended
                        August 31, 1998 and 1997..........................F-7
                    Notes to Financial Statements.........................F-9

               2.   EXHIBITS.

                    3.1    Articles of Incorporation*
                    3.2    By-Laws*
                    10.1   Lease Agreement with R.L. Johnson for premises
                           located at 856 South Fifth Street,
                           Hopkins, Minnesota, dated May 9, 1991*
                    10.2   Employment Agreement with Milo R. Polovina dated
                           September 25, 1991*
                    10.3   Stock Plan*
                    10.4   Director Stock Option Program*
                    10.5   Employee Stock Purchase Plan+
                    10.6   Lease agreement with Oakdale Properties LLC located
                           at 1311 Helmo Avenue, St. Paul, Minnesota,
                           dated December 6, 1996**
                    10.7   Revised employment agreement with Milo R. Polovina
                           dated January, 1995+
                    25     Power of Attorney (included on signature page)
                    27     Financial Data Schedule

-----------

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

                                      CELOX LABORATORIES, INC.



                                      By:  /s/ Milo R. Polovina
                                               ---------------------
                                               Milo R. Polovina
                                               Chairman of the Board
                                               and President and CEO

                                      Date:   November 20, 1998


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

Signature               Title                                         Date
---------               -----                                         ----

/s/  Milo R. Polovina   Chairman of the Board,               November 20, 1998
---------------------   President, CEO and Director
Milo R. Polovina        (principal executive officer
                        and principal financial officer)