Form 10QSB
period 1998-11-30
CELOX LABORATORIES INC
filed 1999-01-13
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended NOVEMBER 30, 1998 or

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file number 0-19866

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                         36-3384240
------------------------------------              ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                55128
---------------------------------------------     -----------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON DECEMBER 31, 1998 WAS 2,744,169.

Transitional small business format disclosure:

                              Yes _____  No __X__

                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                November 30, 1998



PART I -- FINANCIAL INFORMATION                                             Page
                                                                            ----

      ITEM 1.    Financial Statements

                 Balance Sheet as of August 31, 1998
                    and November 30, 1998                                     3

                 Statement of Operations -- Three months ended
                    November 30, 1998 and November 30, 1997                   5

                 Statement of Changes in Shareholders' Equity
                    for the year ended August 31, 1998 and the
                    three months ended November 30, 1998                      6

                 Statement of Cash Flows -- Three months ended
                    November 30, 1998 and November 30, 1997                   7

                 Notes to Financial Statements                                8


      ITEM 2.    Management's Discussion and Analysis of Financial
                    Conditions and Results of Operations                     10


PART II -- OTHER INFORMATION                                                 15

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET

                                                    November 30,         August 31,
ASSETS                                                  1998               1998
                                                    ------------       ------------
CURRENT ASSETS
      Cash and cash equivalents                     $    270,036       $    350,120
      Certificates of deposit                            459,436            459,436
      Trade receivables                                   24,129             18,849
      Officer note receivable                             11,000                  0
      Accrued interest receivable                         15,057             10,560
      Inventories                                         40,624             45,075
      Prepaid expenses                                     2,796              1,830
                                                    ------------       ------------

                  Total current assets                   823,078            885,870
                                                    ------------       ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment                219,724            219,724
      Office furniture and equipment                      88,131             88,131
      Leasehold improvements                             138,426            138,426
                                                    ------------       ------------
                                                         446,281            446,281
      Less accumulated depreciation                     (286,170)          (274,597)
                                                    ------------       ------------

                                                         160,111            171,684
OTHER ASSETS
   Patents, net                                           57,985             58,860
                                                    ------------       ------------

                  TOTAL ASSETS                      $  1,041,174       $  1,116,414
                                                    ============       ============

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET

                                                  November 30,        August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1998               1998
                                                  ------------       ------------
CURRENT LIABILITIES
      Accounts payable                            $     20,803       $     10,326
      Accrued liabilities                               28,680             27,746
      Bank note payable - current                       79,621             82,139
                                                  ------------       ------------

                  Total current liabilities            129,104            120,211
                                                  ------------       ------------

SHAREHOLDERS' EQUITY
      Common stock                                      27,442             27,442
      Additional contributed capital                 5,254,736          5,254,736
                                                  ------------       ------------
                                                     5,282,178          5,282,178
      Accumulated deficit                           (4,370,108)        (4,285,975)
                                                  ------------       ------------

                  Total Shareholders' Equity           912,070            996,203
                                                  ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  1,041,174       $  1,116,414
                                                  ============       ============

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS

-----------------------------------------------------------------------------------
                                                          Three months ended
                                                     November 30,      November 30,
                                                         1998              1997
-----------------------------------------------------------------------------------
REVENUES
  Net sales                                         $     48,541      $    104,497
  Cost of products sold                                   22,397            48,804
-----------------------------------------------------------------------------------

GROSS MARGIN                                              26,144            55,693
-----------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                                45,418            16,220
  Marketing and sales                                     24,643            45,443
  Administration                                          55,920            78,340
-----------------------------------------------------------------------------------

  Total operating expenses                               125,981           140,003

OPERATING LOSS                                           (99,837)          (84,310)

OTHER INCOME (EXPENSE)
  Interest and investment income                           8,983            14,496
  Other income                                             7,904             4,250
  Interest Expense                                        (1,183)           (1,833)

-----------------------------------------------------------------------------------

  Total other income, net                                 15,704            16,913

NET LOSS                                            $    (84,133)     $    (67,397)
===================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                        $      (0.03)     $      (0.02)
===================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              2,744,169         2,742,169
===================================================================================


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------
                                                                  Additional
                                             Common Stock           Paid-in       Accumulated
                                       ----------------------       Capital         Deficit            Total
                                         Shares       Amount
----------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1997             2,742,169      $27,422     $5,251,756      $(3,983,371)       $1,295,807
       Options exercised                   2,000           20          2,980                              3,000
       Net loss for the year                                                         (302,604)         (302,604)
----------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1998             2,744,169      $27,442      5,254,736       (4,285,975)          996,203

       Net loss for the period                                                        (84,133)          (84,133)
----------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1998           2,744,169      $27,442     $5,254,736      $(4,370,108)         $912,070


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------
                                                                       Three months ended
                                                                          November 30,
                                                                 ------------------------------
                                                                     1998              1997
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                     $   (84,133)      $   (67,397)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                            12,448            11,652
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                             (5,280)          (52,371)
                      Accrued interest receivable                     (4,497)           (3,884)
                      Inventories                                      4,451             2,965
                      Prepaid expenses                                  (966)              432
                      Officer note receivable                        (11,000)                0
                  Increase (decrease) in:
                      Accounts payable                                10,477             5,060
                      Accrued liabilities                                934             2,052
-----------------------------------------------------------------------------------------------

                      Net cash used in operating activities          (77,566)         (101,491)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity of bank certificates of deposit, net                         0               233
     Proceeds from investor settlement receivable                          0            15,807
     Capital expenditures                                                  0            (9,367)
-----------------------------------------------------------------------------------------------

                      Net cash from investing activities                   0             6,673
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
     Principal payments on bank note payable                          (2,518)           (3,965)
-----------------------------------------------------------------------------------------------
                      Net cash used in financing activities           (2,518)           (3,965)
                      Net decrease in cash
                        and cash equivalents                         (80,084)          (98,783)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                             350,120           408,274
-----------------------------------------------------------------------------------------------

     End of period                                               $   270,036       $   309,491
===============================================================================================


See Notes to Financial Statements.

CELOX LABORATORIES, INC,
NOTES TO FINANCIAL STATEMENTS -- NOVEMBER 30, 1998


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

     The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's August 31, 1998 Form 10-KSB. This quarterly report should be read in connection with such annual report.


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

     As an alternative to the Piper Fund, the Company has utilized bank certificates of deposit. As of November 30,1998 the Company had investments of $459,436 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


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


NOTE F - REPURCHASE OF COMMON STOCK

     Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market transactions at prices not to exceed $1.75 per share. At November 30,1998 the Company had repurchased 136,700 shares at prices ranging from $0.85 to $1.58 per share.


NOTE G - LOSS PER COMMON SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 247,000 shares were not included in the computation of diluted loss per share as the results were antidilutive. Implementation of SFAS No. 128 in fiscal 1998 had no effect on previously reported EPS.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     Celox Laboratories, Inc. ("Celox" or the "Company") is a cell technology company formed in 1985 that researches, develops, manufactures and markets cell biology products used in the propagation of cells derived from mammals, including humans, and other species. These specialized cell growth products are used primarily in academic, pharmaceutical, diagnostic and other commercial laboratories to improve the growth condition, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons and human growth factor. The Company focuses primarily on solving the fundamental problems associated in culturing cells with the use of serum, which is derived from the whole blood of animals and humans. The Company's research activities have resulted in proprietary technology which has been used to commercialize its non-serum growth media, cell freezing solutions and other cell biology products.

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

     The Company also has distribution of its products in Japan through Funakoshi Co., LTD, a well established Japanese distributor.



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


 RESULTS OF OPERATIONS

     The Company had recorded an Investor Settlement Receivable in the amount of $133,000 on the Balance Sheet in order to reflect the expected settlement proceeds from a class action lawsuit which was brought on behalf of investors in the Piper Fund. In December, 1995, the District Court Judge approved the Class Action Settlement. Payments from the Piper Fund have been received in accordance with the schedule agreed upon in the settlement. In Fiscal 1998, the Company received a final payment of $22,446 plus interest. The total payments received exceeded the estimated recovery of $133,000 and the excess was credited to other income. In September, 1998 a final check in the amount of $5,682 was received. This payment represented a residual distribution of unclaimed funds and money previously reserved for potential income tax liability on behalf of the settlement fund.

     A separate Class Action lawsuit against the Fund's auditors, KPMG Peat Marwick, has been certified by the Court. The Company is a member of the Class identified by the lawsuit, but it has not directly participated in the litigation. The Company expects the attorneys for the plaintiffs will continue to pursue this litigation in the federal court in Minneapolis. The ultimate amount of the proceeds, if any, that the Company may receive as a result of this matter is uncertain.

     During the quarter ended November 30, 1998, the Company had net sales of $48,541 which was a decrease of $55,956 or 54% from $104,497 reported in the same quarter for the prior year. The decrease between years for the quarter results primarily from the timing of orders received from distributors and customers.

     The Company had a net loss of $84,133 for the quarter ended November 30, 1998 compared to a net loss of $67,397 for the same period in the previous year. On a per share basis, the loss for the current quarter equaled 3 cents. The loss reported for in the comparable period in fiscal 1997 was 2 cents.

     The cost of products sold was 46% of net sales for the three months ended November 30, 1998, as compared to 47% of net sales for the three months ended November 30, 1997. Labor, raw materials and other production costs have remained constant between periods which results in comparable calculations between periods.

     An operating loss of $99,837 was generated for the quarter ended November 30, 1998 compared to an operating loss of $84,310 for the same period in the previous year. The increase between years results from a decrease in sales which is partially offset by decreased operating expenses.

     The Company received interest and investment income of $8,983 during the quarter ended November 30, 1998 as compared to $14,496 in the prior year. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter as compared to the previous year results from reduced investment balances as the Company uses capital in its operations, as well as lower effective interest rates received on bank certificates of deposit.

     Operating expenses decreased $14,022 (10%) to $125,981 from $140,003 for the quarter ended November 30, 1998 as compared to the prior year. The decrease results from lower marketing and sales costs which fluctuate based on timing of promotional activities, as well as lower general and administrative expenses. Some of the reductions in these areas was offset, in part, by increased research and development expenditures.

     Research and development costs increased by $29,198 (180%) to $45,418 from $16,220 in the current quarter as compared to the previous fiscal year. The increase for the reporting period results from the timing of expenditures in the areas of salaries and wages and preclinical testing incurred in connection with ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of preclinical trials for ViaStem(TM).

     Marketing expenses decreased by $20,800 (46%) to $24,643 from $45,443 for the quarter ended November 30, 1998 as compared to the previous year. The decrease is attributable to the amount and timing of catalog costs and other marketing expenditures between years. The Company expects that marketing and sales expenses will trend higher during subsequent quarters as new programs and advertising materials are developed.

     Administrative expenses decreased by $22,420 (29%) for the quarter ended November 30, 1998 compared to the previous fiscal year to $55,920 from $78,340. The decrease between years is due to reduced salaries and related payroll taxes and reduced legal expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at November 30, 1998 include cash and short-term investments of $729,472 and net working capital of $693,974. This represents a decrease of $80,084 (10%) in cash and short-term investments and a decrease of $71,685 (9%) in net working capital as compared to August 31, 1998.

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

     The Company anticipates spending approximately $40,000 in fiscal 1999 on capital expenditures. Through November 30, 1998 the Company has not made any capital expenditures. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth, as well as computer and software upgrades.

     The Company believes that its capital resources on hand at November 30, 1998 together with revenues from product sales, will be sufficient to meet its cash requirements for the near future.

                          PART II -- OTHER INFORMATION


ITEM 1. -- LEGAL PROCEEDINGS

     The Company is not presently involved in any material legal proceedings.


ITEM 2. -- CHANGES IN SECURITIES

     None


ITEM 3. -- DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5. -- OTHER INFORMATION

     None


ITEM 6. -- (A) EXHIBITS

    27     Financial Data Schedule

           (B) REPORTS ON FORM 8-K

           None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CELOX LABORATORIES, INC.


Dated: January 12, 1999          By:       /S/ Milo R. Polovina
                                      ------------------------------------
                                      Milo R.  Polovina, President &
                                      Principal Financial Officer