Form 10QSB
period 1999-02-28
CELOX LABORATORIES INC
filed 1999-04-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended FEBRUARY 28, 1999 or

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________.


Commission file number   0-19866

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

          MINNESOTA                                          36-3384240
-------------------------------                       --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                        55128
----------------------------------------              --------------------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON MARCH 31, 1999 WAS 2,869,169.

Transitional small business format disclosure:

                               Yes _____  No __X__

                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                February 28, 1999



PART I -- FINANCIAL INFORMATION                                             Page

      ITEM 1.   Financial Statements

                Balance Sheet as of August 31, 1998
                   and February 28, 1999                                      3

                Statement of Operations -- Three months ended February
                   28, 1999 and February 28, 1998, and six months ended February 28, 1999 and
                   February 28, 1998                                          5

                Statement of Changes in Shareholders' Equity
                   for the year ended August 31, 1998 and the
                   six months ended February 28, 1999                         6

                Statement of Cash Flows -- Six months ended
                   February 28, 1999 and February 28, 1998                    7

                Notes to Financial Statements                                 8


      ITEM 2.   Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations                      10


PART II -- OTHER INFORMATION                                                 15

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET

                                             February 29,     August 31,
ASSETS                                           1999           1998
                                             -----------     -----------
                                             (Unaudited)      (Audited)

CURRENT ASSETS

      Cash and cash equivalents              $   330,845     $   350,120
      Certificates of deposit                    364,873         459,436
      Trade receivables                           24,277          18,849
      Officer note receivable                     10,466               0
      Accrued interest receivable                 12,936          10,560
      Inventories                                 38,295          45,075
      Prepaid expenses                             2,958           1,830
                                             -----------     -----------

                  Total current assets           784,650         885,870
                                             -----------     -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Laboratory and production equipment        219,724         219,724
      Office furniture and equipment              88,131          88,131
      Leasehold improvements                     138,426         138,426
                                             -----------     -----------
                                                 446,281         446,281
      Less accumulated depreciation             (297,742)       (274,597)
                                             -----------     -----------

                                                 148,539         171,684
OTHER ASSETS
   Patents, net                                   57,109          58,860
                                             -----------     -----------

                  TOTAL ASSETS               $   990,298     $ 1,116,414
                                             ===========     ===========


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET

                                                February 28,     August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1999            1998
                                                -----------     -----------
                                                (Unaudited)      (Audited)
CURRENT LIABILITIES

      Accounts payable                          $     8,624     $    10,326

      Accrued liabilities                            30,873          27,746

      Bank note payable - current                    77,978          82,139
                                                -----------     -----------

                  Total current liabilities         117,475         120,211
                                                -----------     -----------

SHAREHOLDERS' EQUITY

      Common stock                                   28,692          27,442

      Additional contributed capital              5,311,286       5,254,736
                                                -----------     -----------
                                                  5,339,978       5,282,178

      Accumulated deficit                        (4,467,155)     (4,285,975)
                                                -----------     -----------

                  Total shareholders' equity        872,823         996,203
                                                -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   990,298     $ 1,116,414
                                                ===========     ===========


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

------------------------------------------------------------------------------------------------------------
                                                      Three months ended              Six months ended
                                                         February 28,                    February 28,
                                                     1999            1998            1999           1998
------------------------------------------------------------------------------------------------------------
REVENUES
  Net sales                                     $    43,809     $    56,296     $    92,350     $   160,793
  Cost of products sold                              20,104          28,126          42,501          76,930
------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                         23,705          28,170          49,849          83,863
------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                           47,673          14,198          93,091          30,418
  Marketing and sales                                29,604          61,405          54,247         106,848
  Administration                                     50,041          60,037         105,961         138,377
------------------------------------------------------------------------------------------------------------

  Total operating expenses                          127,318         135,640         253,299         275,643

OPERATING LOSS                                     (103,613)       (107,470)       (203,450)       (191,780)

OTHER INCOME (EXPENSE)
  Interest and investment income                      7,572          12,762          16,555          27,258
  Other income                                          150           1,239           8,054           5,489
  Interest expense                                   (1,156)         (1,701)         (2,339)         (3,534)
------------------------------------------------------------------------------------------------------------

  Total other income, net                             6,566          12,300          22,270          29,213

NET LOSS                                        ($   97,047)    ($   95,170)    ($  181,180)    ($  162,567)
============================================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                    ($     0.04)    ($     0.03)    ($     0.07)    ($     0.06)
------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         2,742,447       2,742,169       2,742,307       2,742,169

============================================================================================================


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

-------------------------------------------------------------------------------------------------------------
                                          Common Stock            Additional
                                    -------------------------       Paid-in       Accumulated
                                      Shares         Amount         Capital         Deficit          Total
-------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1997          2,742,169     $    27,422     $ 5,251,756    ($3,983,371)    $ 1,295,807

       Options exercised                2,000              20           2,980                          3,000

       Net loss for the year                                                        (302,604)       (302,604)
-------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1998          2,744,169     $    27,442     $ 5,254,736    ($4,285,975)    $   996,203

       Shares issued in
           private placement          125,000           1,250          56,550                         57,800

       Net loss for the period                                                      (181,180)       (181,180)
-------------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 28, 1999        2,869,169     $    28,692     $ 5,311,286    ($4,467,155)    $   872,823


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                      Six months ended
                                                                                         February 28,
                                                                               ----------------------------
                                                                                    1999           1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                                   ($  181,180)    ($  162,567)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                                          24,896          23,205
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                                           (5,428)        (32,913)
                      Accrued interest receivable                                   (2,376)          9,192
                      Inventories                                                    6,780          (5,818)
                      Prepaid expenses                                              (1,128)         (2,705)
                      Officer note receivable                                      (10,466)              0
                  Increase (decrease) in:
                      Accounts payable                                              (1,702)        (13,605)
                      Accrued liabilities                                            3,127           3,300
-----------------------------------------------------------------------------------------------------------

                      Net cash used in operating activities                       (167,477)       (181,911)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity of bank certificates of deposit, net                                  94,563          85,752
     Investment in ViaStem(TM) patent                                                    0         (31,455)
     Proceeds from investor settlement receivable                                        0          15,807
     Capital expenditures                                                                0         (11,215)
-----------------------------------------------------------------------------------------------------------

                      Net cash from investing activities                            94,563          58,889
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
     Issuance of common stock                                                       57,800               0
     Principal payments on bank note payable                                        (4,161)         (8,062)
-----------------------------------------------------------------------------------------------------------
                      Net cash used in financing activities                         53,639          (8,062)
                      Net decrease in cash
                        and cash equivalents                                       (19,275)       (131,084)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                           350,120         408,274
-----------------------------------------------------------------------------------------------------------

     End of period                                                             $   330,845     $   277,190
===========================================================================================================


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS -- FEBRUARY 28, 1999


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

NOTE D - SHORT-TERM INVESTMENTS

      As of February 28,1999 the Company had investments of $364,873 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


NOTE E - NOTES PAYABLE BANK

     During April, 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenant improvements in the Company's new facility. The loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.6%, is tied to the certificate of deposit rate. The loan was renewed for a one-year term in February, 1999.


NOTE F - REPURCHASE OF COMMON STOCK

     Effective July 30, 1993, the Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock in open market transactions at prices not to exceed $1.75 per share. At February 28,1999 the Company had repurchased 136,700 shares at prices ranging from $0.85 to $1.58 per share.


NOTE G - LOSS PER COMMON SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 227,000 shares were not included in the computation of diluted loss per share as the results were antidilutive. Implementation of SFAS No. 128 in fiscal 1998 had no effect on previously reported EPS.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
     a. BACKGROUND AND PRODUCTS

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

     b. VIASTEM(TM)

     In March 1995, the Company filed a patent application for ViaStem(TM) with the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company's ViaStem(TM) technology through March of 2015. A second U.S. Patent was received in August, 1998. This second patent broadened the patented uses of ViaStem(TM) in bone marrow transplantation and related therapies. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. In October, 1998 the Company received notice from the New Zealand and Australia Patent Office that a patent on ViaStem(TM) had been granted by each of the respective countries. In March, 1999 the Company received notice from the Japan Patent Office that a patent had been granted in Japan. Initial reports from other countries that have reviewed the International Patent Application have been positive. Due to the unique nature of ViaStem(TM)and its applications, the Company pursued the patent process for this product.

     c. DISTRIBUTION/MARKETING

     The Company has a non-exclusive world-wide distribution agreement with ICN Pharmaceuticals, Inc., Costa Mesa, CA. Under the agreement, ICN is marketing Celox' TCM(TM), TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). The Company has also entered into an agreement with ICN to provide the rest of the Company's products (except for ViaStem(TM)) to ICN for worldwide distribution. ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.

     In 1997, the Company began providing its proprietary products to Sigma Chemical Company under a private label distribution agreement.

     In 1997, the Company entered into a non-exclusive distribution agreement with TaKaRa Shuzo Co., Ltd., Biomedical Group, Kyoto, Japan. Under the agreement, TaKaRa will initially market Celox' proprietary product Cellvation(TM). TaKaRa's Biomedical Group leads the industry in several areas owing to the international scope of its research operations which span from the People's Republic of China to North America and Europe. TaKaRa will market Cellvation(TM) in Japan, Taiwan, Korea and People's Republic of China.

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

     Management has been evaluating its reliance on both internal and external systems with respect to the Year 2000 issues. The Company does not anticipate any disruption to its internal manufacturing processes. However, there can be no assurance that all Company vendors will be Year 2000 compliant. The Company intends to utilize a select number of vendors in order to minimize this potential problem.

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

     At this time, Year 2000 issues are not expected to materially affect the Company's products, services or competitive condition, based on the current evaluations. The anticipated cost to the Company to become Year 2000 compliant is $20,000 or less.

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

     During the quarter ended February 28, 1999, the Company had net sales of $43,809 which was a decrease of $12,487 or 22% from $56,296 reported in the same quarter for the prior year. For the six months ended February 28, 1999 net sales totaled $92,350 versus $160,793 for the six months ended February 28, 1998. This represents a decrease of 43% from the previous period. The decreases between years for both the quarter and the six month period results primarily from the timing of orders received from distributors and customers.

     The Company had a net loss of $97,047 for the quarter ended February 28, 1999 compared to a net loss of $95,170 for the same period in the previous year. For the six month period, a net loss of $181,180 was incurred in fiscal 1999 as compared to a net loss of $162,567 in fiscal 1998. On a per share basis, the loss for the current quarter equaled 4 cents versus a 3 cent loss in the comparable period in fiscal 1998. For the six months ended February 28, 1999 the net loss per share was 7 cents. The loss reported for in the comparable period in fiscal 1998 was 6 cents.

     The cost of products sold was 46% of net sales for the three months ended February 28, 1999, as compared to 50% of net sales for the three months ended February 28, 1998. For the six month period ending February 28, 1999, cost of products sold was 46% compared to 48% during the comparable period in the previous fiscal year. The decrease for both of the reporting periods in fiscal 1999 results from strict cost controls over labor, raw materials and other production costs. The mix of products sold also impacts the cost of sales comparisons.

     An operating loss of $103,613 was generated for the quarter ended February 28, 1999 compared to an operating loss of $107,470 for the same period in the previous year. For the six months ended February 28, 1999 the Company had an operating loss of $203,450 versus an operating loss of $191,780 for the six months ended February 28, 1998. The decrease between years for the three month reporting period resulted from reduced administrative and marketing and sales expenses offset by increased research and development expense as compared to the previous year. The increase for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998 results from a decrease in sales which is partially offset by decreased operating expenses.

     The Company received interest and investment income of $7,572 during the quarter ended February 28, 1999 as compared to $12,762 in the prior year. For the six month reporting period in fiscal 1999 interest and investment income in the amount of $16,555 was received as compared to $$27,258 for the prior six month period. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter as well as the six month period compared to the previous year results from reduced investment balances as the Company uses capital in its operations, as well as lower effective interest rates received on bank certificates of deposit.

     Operating expenses decreased $8,322 (8%) to $127,318 from $135,640 for the quarter ended February 28, 1999 as compared to the prior year and decreased by $22,344 (8%) to $253,299 from $275,643 for the six months ended February 28, 1999 compared to the comparable periods in the prior fiscal year. The decrease for both the three month and six month reporting periods as compared to the prior fiscal year results from lower marketing and sales costs which fluctuate based on timing of promotional activities, as well as lower general and administrative expenses. Some of the reduction in these areas was offset, in part, by increased research and development expenditures.

     Research and development costs increased by $33,475 (235%) to $47,673 from $14,198 in the current quarter as compared to the previous fiscal year. For the six month period ended February 28, 1999 research and development costs increased $62,673 to $93,091 from $30,418 in the previous fiscal year. The increase for both of the reporting periods results from the timing of expenditures in the areas of salaries and wages, professional fees and preclinical testing incurred in connection with ViaStem(TM) product. In February, 1999 the Company announced encouraging results from the preclinical studies on ViaStem(TM). The Company expects the costs of research and development to fluctuate based on the status of preclinical trials for ViaStem(TM).

     Marketing expenses decreased by $31,801 (52%) to $29,604 from $61,405 for the quarter ended February 28, 1999 as compared to the previous year. For the six months ended February 28, 1999 marketing expenses decreased by $52,601 (49%) to $54,247 from $106,848 in fiscal 1998. The decrease for both of the reporting periods is attributable to the amount and timing of catalog costs and other marketing and promotional expenditures between years. This decrease was partially offset by fees paid to a medical marketing and communications firm that performed a market study on issues relating to bone marrow transplantation. The Company expects that marketing and sales expenses will trend higher during subsequent quarters as new studies, programs and advertising materials are developed.

     Administrative expenses decreased by $9,996 (17%) for the quarter ended February 28, 1999 compared to the previous fiscal year to $50,041 from $60,037. Administrative expenses decreased by $32,416 (23%) in the six months ended February 28, 1999 to $105,961 from $138,377 in the comparable period in fiscal 1998. The decrease between years for both of the reporting periods is due to reduced salaries and related payroll taxes and reduced legal expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at February 28, 1999 include cash and short-term investments of $695,718 and net working capital of $667,175. This represents a decrease of $113,838 (14%) in cash and short-term investments and a decrease of $98,484 (13%) in net working capital as compared to August 31, 1998.

     The lease for the Company's previous facility terminated in October, 1996. A new facility has been completed in Saint Paul, Minnesota. The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in this facility under a seven year lease. The Company moved into the new facility during March, 1997. In the interim, the Company had leased office and warehouse space on a month-to-month basis. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. The loan is secured by a certificate of deposit at the bank. The interest rate for this loan (currently at 5.6%) is tied to the certificate of deposit rate. The loan was renewed for a one year term with a maturity in February, 2000. The balance of the tenant improvements over this amount was paid with Company funds.

     In the second quarter of fiscal 1999 the Company raised $57,800 in additional capital by selling 55,000 units at $1.00 per unit to five accredited investors through a private placement. Each unit consisted of one share of common stock and a warrant to purchase an additional two shares of common stock at an exercise price of $0.04 per share. The units sold were at a premium to the share price on the OTC Bulletin Board at the time of the placement. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained. The Company is considering additional financing during the second half of fiscal 1999, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise these additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

     The Company anticipates spending approximately $60,000 during the balance of fiscal 1999 on capital expenditures. Through February 28, 1999 the Company has not made any capital expenditures. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth, as well as computer and software upgrades.

     The Company believes that its capital resources on hand at February 28, 1999 together with revenues from product sales, will be sufficient to meet its cash requirements for the near future.

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


                                       CELOX LABORATORIES, INC.


Dated: April 12, 1999             By:          /S/ Milo R. Polovina
                                       -----------------------------------------
                                        Milo R.  Polovina, President & CEO
                                       (Principal Financial Officer)