Form 10QSB
period 1999-05-31
CELOX LABORATORIES INC
filed 1999-07-15
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended MAY 31, 1999 or

(   )    Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .
                                                     -----------    ----------

Commission file number          0-19866
                         --------------------

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                     36-3384240
-------------------------------                   ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                         55128
----------------------------------------                      ----------
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

                              Yes   X    No
                                  -----     -----

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date.

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON JUNE 30, 1999 WAS 2,909,169.

Transitional small business format disclosure:

                              Yes        No   X
                                  -----     -----

                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                  May 31, 1999




PART I -- FINANCIAL INFORMATION                                                                    Page

         ITEM 1.        Financial Statements

                        Balance Sheet as of August 31, 1998
                           and May 31, 1999                                                        3

                        Statement of Operations -- Three months ended May 31,
                           1999 and May 31, 1998, and nine months
                           ended May 31, 1999 and May 31, 1998                                     5

                        Statement of Changes in Shareholders' Equity
                           for the year ended August 31, 1998 and the
                           nine months ended May 31, 1999                                          6

                        Statement of Cash Flows -- Nine months ended
                           May 31, 1999 and May 31, 1998                                           7

                        Notes to Financial Statements                                              8


         ITEM 2.        Management's Discussion and Analysis of Financial
                           Conditions and Results of Operations                                    9


PART II -- OTHER INFORMATION                                                                      14

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET

                                              May 31,       August 31,
ASSETS                                         1999           1998
                                            -----------     ---------
                                            (Unaudited)     (Audited)
CURRENT ASSETS
      Cash and cash equivalents              $ 237,350     $   350,120
      Certificates of deposit                  364,873         459,436
      Trade receivables                         27,802          18,849
      Officer note receivable                   10,168               0
      Accrued interest receivable               16,154          10,560
      Inventories                               49,702          45,075
      Prepaid expenses                           3,074           1,830
                                             ---------     -----------

                  Total current assets         709,123         885,870
                                             ---------     -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment      219,724         219,724
      Office furniture and equipment            93,360          88,131
      Leasehold improvements                   138,426         138,426
                                             ---------     -----------
                                               451,510         446,281
      Less accumulated depreciation           (309,576)       (274,597)
                                             ---------     -----------

                                               141,934         171,684
OTHER ASSETS
       Patents, net                             56,233          58,860
                                             ---------     -----------

                  TOTAL ASSETS               $ 907,290     $ 1,116,414
                                             =========     ===========


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET


                                                  May 28,        August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               1999             1998
                                                -----------      ---------
                                                (Unaudited)      (Audited)
CURRENT LIABILITIES
      Accounts payable                          $    17,256     $    10,326
      Accrued liabilities                            30,592          27,746

      Bank note payable - current                    76,751          82,139
                                                -----------     -----------

                  Total current liabilities         124,599         120,211
                                                -----------     -----------

SHAREHOLDERS' EQUITY
      Common stock                                   29,092          27,442
      Additional contributed capital              5,312,486       5,254,736
                                                -----------     -----------
                                                  5,341,578       5,282,178
      Accumulated deficit                        (4,558,887)     (4,285,975)
                                                -----------     -----------

                  Total shareholders' equity        782,691         996,203
                                                -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   907,290     $ 1,116,414
                                                ===========     ===========

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS
(Unaudited)


                                            Three months ended        Nine months ended
                                                  May 31,                   May 31,
                                            1999          1998        1999         1998
-----------------------------------------------------------------------------------------
REVENUES
  Net sales                                $56,826       $61,648    $149,176     $222,441
  Cost of products sold                     22,505        28,878      65,006      105,808
-----------------------------------------------------------------------------------------

GROSS MARGIN                                34,321        32,770      84,170      116,633
-----------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                  39,056        39,435     132,147       69,853
  Marketing and sales                       34,835        31,335      89,082      138,183
  Administration                            58,575        45,806     164,536      184,183
-----------------------------------------------------------------------------------------

  Total operating expenses                 132,466       116,576     385,765      392,219

OPERATING LOSS                             (98,145)      (83,806)   (301,595)    (275,586)

OTHER INCOME (EXPENSE)
  Interest and investment income             7,112         8,130      23,667       35,388
  Other income                                 375         1,003       8,429        6,492
  Interest expense                          (1,074)       (1,189)     (3,413)      (4,723)
-----------------------------------------------------------------------------------------

  Total other income, net                    6,413         7,944      28,683       37,157

NET LOSS                                  ($91,732)     ($75,862)  ($272,912)   ($238,429)
=========================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                ($0.03)       ($0.03)     ($0.10)      ($0.09)
-----------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                2,895,691     2,742,836   2,795,689    2,742,373

=========================================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                          Common Stock         Additional
                                     ----------------------      Paid-in        Accumulated
                                      Shares        Amount       Capital          Deficit         Total
----------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1997           2,742,169      $27,422     $5,251,756      ($3,983,371)    $1,295,807
       Options exercised                 2,000           20          2,980                           3,000
       Net loss for the year                                                       (302,604)      (302,604)
---------------------------------------------- -----------------------------------------------------------

BALANCE AT AUGUST 31, 1998           2,744,169      $27,442     $5,254,736      ($4,285,975)      $996,203

       Shares issued in
           private placement           165,000        1,650         57,750                          59,400


       Net loss for the period                                                     (272,912)      (272,912)
---------------------------------------------- -----------------------------------------------------------

BALANCE AT MAY 31, 1999              2,909,169      $29,092     $5,312,486      ($4,558,887)      $782,691



See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)


                                                                                    Nine months ended
                                                                                        May 31,
                                                                                ------------------------
                                                                                   1999         1998
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                                    ($272,912)    ($162,567)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                                         37,606        23,205
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                                          (8,953)      (32,913)
                      Accrued interest receivable                                  (5,594)        9,192
                      Inventories                                                  (4,627)       (5,818)
                      Prepaid expenses                                             (1,244)       (2,705)
                      Officer note receivable                                     (10,168)            0
                  Increase (decrease) in:
                      Accounts payable                                              6,930       (13,605)
                      Accrued liabilities                                           2,846         3,300
--------------------------------------------------------------------------------------------------------

                      Net cash used in operating activities                      (256,116)     (181,911)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity of bank certificates of deposit, net                                 94,563        85,752
     Investment in ViaStemTM patent                                                     0       (31,455)
     Proceeds from investor settlement receivable                                       0        15,807
     Capital expenditures                                                          (5,229)      (11,215)
--------------------------------------------------------------------------------------------------------

                      Net cash from investing activities                           89,334        58,889
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
     Issuance of common stock                                                      59,400             0
     Principal payments on bank note payable                                       (5,388)       (8,062)
--------------------------------------------------------------------------------------------------------
                      Net cash from(used in) financing activities                  54,012        (8,062)
                      Net decrease in cash
                        and cash equivalents                                     (112,770)     (131,084)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                          350,120       408,274
--------------------------------------------------------------------------------------------------------

     End of period                                                              $ 237,350     $ 277,190
========================================================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS -- MAY 31, 1999


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


NOTE B - CASH AND CASH EQUIVALENTS

     For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE C - SHORT-TERM INVESTMENTS

     As of May 31,1999 the Company had investments of $364,873 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


NOTE D - NOTES PAYABLE BANK

     During April, 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenant improvements in the Company's new facility. The loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.6%, is tied to the certificate of deposit rate. The loan was renewed for a one-year term in February, 1999.


NOTE E - LOSS PER COMMON SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 212,000 shares were not included in the computation of diluted loss per share as the results were antidilutive. Implementation of SFAS No. 128 in fiscal 1998 had no effect on previously reported EPS.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     The Company markets over 30 different products. The Company's proprietary products consist of six different serum-free supplements: TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM)and two cell freezing solutions, Cellvation(TM) and a newly introduced product, pZerve(TM). VaxMax(TM), introduced in September of 1993, was developed specifically for use in the production of veterinary vaccines. Nephrigen(TM) was introduced in fiscal 1998 and is a serum-free growth medium developed specifically for the culturing of Human Embryonic Kidney (293) cells. As part of the Nephrigen(TM) system, the Company also introduced a non-enzymatic dissociation solution that is used instead of an enzyme such as trypsin. HemaPro(TM) was also introduced in fiscal 1998 and is a low protein, serum-free medium for clonogenic assays or EX VIVO expansion of human progenitor cells. The Company intends to obtain IN VITRO diagnostic status for HemaPro(TM). pZerve(TM) was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve(TM) is used as a research product only, it is not for human use. An additional proposed clinical product, ViaStem(TM), has completed preclinical testing. This product was developed to improve the preservation of critical cells (e.g., stem cells), which are required for bone marrow transplantation.

     The Company has received its first Drug Master File classification from the Food and Drug Administration (FDA) for TCM(TM). This classification will expedite the FDA approval process for customers who want to use the Company's TCM(TM) product in the manufacture of drugs or drug substances for human use. The Company is in the process of gaining similar status for several of its other proprietary products.

     The Company also manufactures eleven basal media formulations, a series of buffered saline solutions, other cell biology reagents, and a variety of custom formulations.

     In February, 1999 the Company announced the formation of Protide Pharmaceuticals, Inc., (Protide), a wholly owned subsidiary. Celox owns all of the four million outstanding shares of Protide. Protide was formed in connection with the further development of ViaStem(TM) and other clinically related cell therapy and transfusion products.

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


     c. DISTRIBUTION/MARKETING

     The Company has a non-exclusive world-wide distribution agreement with ICN Pharmaceuticals, Inc. (NYSE:ICN), Costa Mesa, CA. Under the agreement, ICN is marketing Celox' TCM(TM), TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). The Company has also entered into an agreement with ICN to provide the Company's basal media and balanced salt solutions to ICN for worldwide distribution. ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.

     In 1997, the Company began providing its proprietary products to Sigma Chemical Company (NASDAQ:SIAL), St. Louis, MO. under a private label distribution agreement.

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

     The Company also anticipates that certain of its computer hardware will not be year 2000 compliant. As a result, in fiscal 1999, capital expenditures will include replacement computers. The Company does not anticipate any disruption to its internal manufacturing processes. However, there can be no assurance that all Company vendors will be Year 2000 compliant. The Company intends to utilize a select number of vendors in order to minimize this potential problem.

     At this time, Year 2000 issues are not expected to materially affect the Company's products, services or competitive condition, based on the current evaluations. The anticipated cost to the Company to become Year 2000 compliant is $20,000 or less.




 RESULTS OF OPERATIONS

     During the quarter ended May 31, 1999, the Company had net sales of $56,826 which was a decrease of $4,822 or 8% from $61,648 reported in the same quarter for the prior year. For the nine months ended May 31, 1999 net sales totaled $149,176 versus $222,441 for the nine months ended May 31, 1998. This represents a decrease of 33% from the previous period. The decreases between years for both the quarter and the nine month period results primarily from the amount and timing of custom orders as well as orders received from distributors and customers. In addition the Company has discontinued some products.

     The Company had a net loss of $91,732 for the quarter ended May 31, 1999 compared to a net loss of $75,862 for the same period in the previous year. For the nine month period, a net loss of $272,912 was incurred in fiscal 1999 as compared to a net loss of $238,429 in fiscal 1998. On a per share basis, the loss for the current quarter equaled 3 cents versus a 3 cent loss in the comparable period in fiscal 1998. For the nine months ended May 31, 1999 the net loss per share was 10 cents. The loss reported for in the comparable period in fiscal 1998 was 9 cents.

     The cost of products sold was 40% of net sales for the three months ended May 31, 1999, as compared to 47% of net sales for the three months ended May 31, 1998. For the nine month period ending May 31, 1999, cost of products sold was 44% compared to 48% during the comparable period in the previous fiscal year. The decrease for both of the reporting periods in fiscal 1999 results from strict cost controls over labor, raw materials and other production costs. The mix of products sold also impacts the cost of sales comparisons.

     An operating loss of $98,145 was generated for the quarter ended May 31, 1999 compared to an operating loss of $83,806 for the same period in the previous year. For the nine months ended May 31, 1999 the Company had an operating loss of $301,595 versus an operating loss of $275,586 for the nine months ended May 31, 1998. The increase between years for the three month reporting period resulted from increased administrative and marketing and sales expenses offset by modest decrease research and development expense as compared to the previous year. The increase for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998 results from a decrease in sales which is partially offset by decreased operating expenses.

     The Company received interest and investment income of $7,112 during the quarter ended May 31, 1999 as compared to $8,130 in the prior year. For the nine month reporting period in fiscal 1999 interest and investment income in the amount of $23,667 was received as compared to $35,388 for the prior nine month period. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter as well as the nine month period compared to the previous year results from reduced investment balances as the Company uses capital in its operations, as well as lower effective interest rates received on bank certificates of deposit.

     Operating expenses increased $15,890 (14%) to $132,466 from $116,576 for the quarter ended May 31, 1999 as compared to the prior year and decreased by $6,454 (2%) to $385,765 from $392,219 for the nine months ended May 31, 1999 compared to the comparable period in the prior fiscal year. The increase for the three month reporting period as compared to the prior fiscal year results from higher marketing and sales costs which fluctuate based on timing of promotional activities, as well as increased general and administrative expenses. For the nine months ended May 31, 1999 the decrease between reporting periods results from lower marketing and sales expenses as well as lower administrative expenses offset by increased research and development expenses.

     Research and development costs decreased by $379 (1%) to $39,056 from $39,435 in the current quarter as compared to the previous fiscal year. For the nine month period ended May 31, 1999 research and development costs increased $62,294 to $132,147 from $69,853 in the previous fiscal year. The increase for the nine month reporting period results from the timing of expenditures in the areas of salaries and wages, professional fees and preclinical testing incurred in connection with ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM) .

     Marketing expenses increased by $3,500 (11%) to $34,835 from $31,335 for the quarter ended May 31, 1999 as compared to the previous year. For the nine months ended May 31, 1999 marketing expenses decreased by $49,101 (36%) to $89,082 from $138,183 in fiscal 1998. The increase for the current quarter as compared to the previous year results primarily from market analysis costs associated with ViaStem(TM). The decrease for the nine month period is attributable to the amount and timing of catalog costs and other marketing and promotional expenditures between years. This decrease was partially offset by fees paid to a medical marketing and communications firm that performed a market study on issues relating to bone marrow transplantation. The Company expects that marketing and sales expenses will trend higher during subsequent quarters as new studies, programs and advertising materials are developed.

     Administrative expenses increased by $12,769 (28%) for the quarter ended May 31, 1999 compared to the previous fiscal year to $58,575 from $45,806. Administrative expenses decreased by $19,647 (11%) in the nine months ended May 31, 1999 to $164,536 from $184,183 in the comparable period in fiscal 1998. The increase for the three month reporting period is due to the timing of legal expenditures connected with the introduction of new products and certain matters related to ViaStem(TM). The decrease between years for the nine month reporting period is due to reduced salaries and related payroll taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at May 31, 1999 include cash and short-term investments of $602,223 and net working capital of $584,524. This represents a decrease of $207,333 (26%) in cash and short-term investments and a decrease of $181,135 (24%) in net working capital as compared to August 31, 1998.

     The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven year lease. The Company moved into the new facility during March, 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. The loan is secured by a certificate of deposit at the bank. The interest rate for this loan (currently at 5.6%) is tied to the certificate of deposit rate. The loan was renewed for a one year term with a maturity in February, 2000. The balance of the tenant improvements over this amount was paid with Company funds.

     Through the nine months ended May 31, 1999 the Company has raised $59,400 in additional capital by selling 55,000 units at $1.00 per unit to five accredited investors through a private placement. Each unit consisted of one share of common stock and a warrant to purchase an additional two shares of common stock at an exercise price of $0.04 per share. The units were sold at a premium to the share price on the OTC Bulletin Board at the time of the placement. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained. The Company is considering additional financing during the remainder of fiscal 1999, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise these additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

     The Company anticipates spending approximately $20,000 during the balance of fiscal 1999 on capital expenditures. Through May 31, 1999 the Company has made capital expenditures in the amount of $5,229. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth, as well as computer and software upgrades. The Company believes that its capital resources on hand at May 31, 1999 together with revenues from product sales, will be sufficient to meet its cash requirements for the near future.



FORWARD LOOKING INFORMATION

     Information contained in this Form 10-QSB contains " forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include the Company's ability to obtain FDA approval for its clinical products as well as the ability to execute its business plan.

                          PART II -- OTHER INFORMATION


ITEM I. -- LEGAL PROCEEDINGS

     In fiscal 1995 the Company had recorded an Investor Settlement Receivable in the amount of $133,000 on the Balance Sheet in order to reflect the expected settlement proceeds from a class action lawsuit which was brought on behalf of investors in the Piper Fund. In December, 1995, the District Court Judge approved the Class Action Settlement. Payments from the Piper Fund have been received in accordance with the schedule agreed upon in the settlement. In Fiscal 1998, the Company received a final payment of $22,446 plus interest. The total payments received exceeded the estimated recovery of $133,000 and the excess was credited to other income. In September, 1998 a final check in the amount of $5,682 was received. This payment represented a residual distribution of unclaimed funds and money previously reserved for potential income tax liability on behalf of the settlement fund.

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

     The Company is not presently involved in any other material legal proceedings.


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


                                       CELOX LABORATORIES, INC.


Dated: July 12, 1999             By:             /S/ Milo R. Polovina
                                       -----------------------------------------
                                       Milo R.  Polovina, President & CEO
                                       (Principal Financial Officer)