Form 10KSB
period 1999-08-31
CELOX LABORATORIES INC
filed 1999-11-29
CIK 883720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's sales for its most recent fiscal year were $198,142.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on October 31, 1999 as reported on the Over-the-Counter Market, was approximately $616,431. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this number, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 31, 1999, the registrant had outstanding 2,909,169 shares of Common Stock.

         Transitional Small Business Disclosure Format. ___ Yes _X_ No
         Exhibit Index is located on page 18.

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

         In February, 1999 the Company announced the formation of Protide Pharmaceuticals, Inc., (Protide), a wholly owned subsidiary. Celox owns all of the four million outstanding shares of Protide. Protide was formed in connection with the further development of ViaStem(TM) and other clinically related cell therapy and transfusion medicine products.


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


PRODUCTS AND SERVICES

         The Company markets over 25 different products. The Company's proprietary products consist of six different serum-free supplements: TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM) and two cell freezing solutions, Cellvation(TM) and a newly introduced product, pZerve(TM). VaxMax(TM), introduced in September of 1993, was developed specifically for use in the production of veterinary vaccines. Nephrigen(TM) was introduced in fiscal 1998 and is a serum-free growth medium developed specifically for the culturing of Human Embryonic Kidney (293) cells. As part of the Nephrigen(TM) system, the Company also introduced a non-enzymatic dissociation solution that is used instead of an enzyme such as trypsin. HemaPro(TM) was also introduced in fiscal 1998 and is a low protein, serum-free medium for clonogenic assays or EX VIVO expansion of human progenitor cells. The Company intends to obtain IN VITRO diagnostic status for HemaPro(TM). pZerve(TM) was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve(TM) is used as a research product only, it is not for human use. An additional proposed clinical product, ViaStem(TM), has completed preclinical testing. This product was developed to improve the preservation of critical cells (e.g., stem cells), which are required for bone marrow transplantation. Additional uses for ViaStem(TM) include cryopreservation of cord blood and platelets.

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

         TM-235(TM) is similar to TCM(TM), but contains additional proprietary components. This product was developed for cell lines that require more than 10% fetal calf serum and is slightly more expensive than TCM(TM). A Drug Master File
(DMF) is being prepared for TM-235(TM).

         TCH(TM) was developed specifically for human hybridomas (cell secreting monoclonal antibodies) and other human cells of lymphoid origin (originating in the lymphatic or immune system). TCH(TM) contains no animal proteins and is compatible for use in the production of human biological products. A Drug Master File (DMF) is being prepared for TCH(TM).

         Nephrigen(TM) was developed specifically for the culturing of Human Embryonic Kidney (293) cells. It is a cost-effective, low protein medium which provides the optimum growth conditions for high density, long-term culturing. Human embryonic kidney cells are frequently used for human adenovirus production, drug screening, toxicity testing and the production of recombinant proteins. Nephrigen(TM) is sold in a kit format with 2 x 500ml bottles of basal media along with a 20ml supplement. As part of the Nephrigen(TM) system, a non-enzymatic dissociation solution was introduced to be used instead of an enzyme such as trypsin.

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

         The Company sells TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM) at prices competitive with serum and other serum-free supplements. (See "Business -- Competition.") The reliability and rigorous quality control involved in manufacturing TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM) allow researchers to purchase as little as a one-week supply of supplements rather than enough for an entire project as is often necessary with serum-based media. The consistency of TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM) reduces the need to qualify the supplements prior to each use. TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM) and HemaPro(TM) are concentrated to a level of fifty times in small-volume packages for easier shipment and storage than comparable amounts of serum, which are typically sold in non-concentrated form. VaxMax(TM) is concentrated to a level of one hundred times.

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

         PZERVE(TM)

         pZerve(TM) was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve(TM) also does not contain any type of serum or dimethyl sulfoxide. pZerve(TM) is used as a research product only, it is not for human use.

         VIASTEM(TM)

         ViaStem(TM) is a cell solution that was developed as a new technology for ultra-low temperature preservation of critical cells like those required for bone marrow transplantations. The Company believes that ViaStem(TM) has the potential of preventing certain complications associated with current procedures, such as toxicity and nausea. Preliminary data indicates that ViaStem(TM) increases the viability and preservation of critical cells. Other potential applications for ViaStem(TM) include preservation of umbilical cord cells, platelets, and red blood cells. ViaStem(TM) has completed pre-clinical testing and the Company anticipates beginning human trials during fiscal 2000.

         BASAL MEDIA FORMULATIONS

         The Company manufactures eleven products based on standard published formulations. Liquid basal media contains ultra-filtered water, essential and non-essential amino acids, vitamins, and inorganic and organic components. Generally, the basal medium plus a serum-free supplement provides the complete growth medium.

         BUFFERED SALINE SOLUTIONS

         The Company manufactures six standard formulations, of which one product is available at standard concentration levels of one and ten times. Applications include cell rinsing, short-term storage, and washing solution for diagnostic tests.


MARKETS AND MARKETING

         The Company sells its products primarily to academic, pharmaceutical, and other commercial laboratories. In addition, the Company markets its products through distributors, direct mail, the Internet, new product releases, and advertisements in trade publications and scientific journals. The Company has distribution agreements for the sale of its products worldwide including the USA, Europe, Canada, Japan, Latin America, and the Pacific Rim.

         The Company has a non-exclusive world-wide distribution agreement with ICN Pharmaceuticals, Inc. (NYSE:ICN), Costa Mesa, CA. Under the agreement, ICN is marketing Celox' TCM(TM), TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). The Company has also entered into an agreement with ICN to custom manufacture certain of the Company's basal media and balanced salt solutions to ICN for worldwide distribution. ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.

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

         The Company determined that certain of its computer hardware was not year 2000 compliant. As a result, in fiscal 1999, capital expenditures included replacement computers. The Company does not anticipate any disruption to its internal manufacturing processes. However, there can be no assurance that all Company vendors will be Year 2000 compliant. The Company intends to utilize a select number of vendors in order to minimize this potential problem.

         At this time, Year 2000 issues are not expected to materially affect the Company's products, services or competitive condition, based on the current evaluations. The anticipated cost to the Company to become Year 2000 compliant is $20,000 or less.


CUSTOMERS

         The Company markets its products to academic, pharmaceutical, biotechnology and diagnostic companies. The Company's two largest customers accounted for 23% of the Company's revenues during fiscal 1999. One of these customers accounted for more than 10% of the Company's revenue for the past fiscal year. The loss of either one would have a material adverse, short-term effect on the Company. (See Note 6 of Notes to Financial Statements.)


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

         In fiscal 1999 the Company introduced a new product--pZerve(TM). This product is primarily used for cryopreserving human cells. It is intended to be used as a research product only, it is not for human use.

For the years ended August 31, 1998 and 1999, the Company spent approximately $104,309 and $167,061, respectively, on research and development. During fiscal year 1999, the Company's primary research and development efforts continued to focus on the completion of pre-clinical testing of ViaStem(TM)and development of other products utilized in stem cell therapy. The pre-clinical testing of ViaStem(TM) was accomplished at the University of Minnesota. Research and developmental expenses will fluctuate based on the status of pre-clinical and clinical trials for ViaStem(TM).


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

         The materials used in the Company's products are available from many sources, although the Company utilizes a select group of vendors to ensure consistency. However, due to industry consolidation, there can be no assurance that the Company will continue to receive the material necessary for the production of its proprietary products that meets the specifications of the Company, USDA and the FDA, in the quantities needed or at competitive prices. The manufacturing process requires biological, chemical, and packaging supplies and equipment that are generally available from several suppliers.

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

         The Company's defined serum-free supplements compete with serum and serum-free growth media products from a number of companies, including Gibco/Life Technologies, Inc.; Irvine Scientific, Inc.; and Boehringer Mannheim Corporation. The principal competitive factors for these products are performance, price, reliability, quality and packaging. The Company's products compete on the basis of all five factors, although management believes its principal competitive advantages are quality and performance. The Company's defined basal media supplements also compete with serum products, which have traditionally dominated the market for cell growth media. Manufacturers of these products include Gibco/Life Technologies, Inc.; J.R.H. Biosciences, Inc.; Hyclone Laboratories, Inc.; and Sigma Chemical Company. The Company believes that its products have a competitive advantage over serum-based products on the basis of performance, packaging, and price stability. Many of the same manufacturers also produce products that compete with the Company's basal media formulations, buffered saline solutions, and other cell biology reagents.

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

         To protect its trade secrets, the Company marks all of its proprietary documents confidential, distributes confidential information on a "need-to-know" basis only and uses employee confidentiality agreements. All of the Company's employees have signed, and future employees and consultants will sign, confidentiality agreements under which they agree not to use or disclose the Company's proprietary information. The Company intends to vigorously enforce those agreements. There can be no assurance, however, that these confidentiality agreements will be honored or that others will not independently develop similar technology. To the extent that such consultants apply technical information independently developed by them to projects undertaken by the Company, disputes may arise as to the proprietary rights to such information. The Company will also require that vendors, licensees, and joint venturers sign confidentiality agreements whenever appropriate.

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


VIASTEM(TM) PATENTS

         In March 1995, the Company filed a patent application for ViaStem(TM) in the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company's ViaStem(TM) technology through March of 2015. A second U.S. Patent was received in August, 1998. This second patent broadened the patented uses of ViaStem(TM) in bone marrow transplantation and related therapies. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. In October, 1998 the Company received notice from the New Zealand and Australian Patent Office that a patent on ViaStem(TM) had been granted by each of the respective countries. The Company received notice from the Russian Patent Office in April, 1999 that a patent for ViaStem(TM) had been granted. Initial reports from other countries that have reviewed the international patent application have been positive. Due to the unique nature of ViaStem(TM), the Company pursued the patent process for this product.


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

         During the second quarter of 1994, the Company received its first Drug Master File Classification from the FDA for the Company's TCM(TM) product. This classification will expedite the FDA approval process for customers who want to use the Company's TCM(TM) product in the manufacture of drugs or drug substances for human use. The Company is in the process of gaining this status for its other proprietary products.

         Although the Company's present products are not subject to regulations by the FDA or other governmental agencies, it is probable that future products such as ViaStem(TM) may be subject to such regulations. To the extent that the Company is dependent upon new product development, delays in obtaining any required FDA or other governmental approval may adversely affect the Company.

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


EMPLOYEES

         As of October 31, 1999, the Company employed a total of four (4) persons on a full-time basis, of whom two were involved in technical capacities and two in administrative functions, as well as part time and temporary employees. During the next 12 months, the Company anticipates hiring additional business development representatives, technical personnel, and other employees, as needed, based on growth and the introduction of new products. The Company also intends to continue to utilize temporary employees, as needed, in administrative and general laboratory positions.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. MARKET INFORMATION

         The Company's Common Stock had been traded on the National Association of Securities Dealers Automated Quotation System since March 9, 1992. Prior to this, there was no public market for the Company's Common Stock. Beginning August 15, 1996, the Company's Common Stock began trading on the Over-the-Counter (OTC) Market. Due to a failure to meet a NASDAQ requirement of at least $2,000,000 in net tangible assets, the Company was delisted from the NASDAQ Small Cap Market. The following table sets forth the range of high and low bid quotations of the Company's Common Stock as reported by the OTC. The quotes represent inter-dealer prices on the OTC Market. The OTC Market quotations reflect inter-dealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.

                                                              STOCK PRICES
                                                              HIGH      LOW
             FISCAL YEAR 1998

             November 30, 1997 (1st Quarter)..............    $1.13    $0.34
             February 28, 1998 (2nd Quarter)..............     0.63     0.34
             May 31, 1998 (3rd Quarter)...................     0.41     0.25
             August 31, 1998 (4th Quarter)................     0.38     0.15

             FISCAL YEAR 1999

             November 30, 1998 (1st Quarter)..............     0.44     0.30
             February 28, 1999(2nd Quarter)...............     0.38     0.15
             May 31, 1999 (3rd Quarter)...................     0.25     0.15
             August 31, 1999(4th Quarter).................     0.25     0.15

             FISCAL YEAR 2000

             September 1, 1999 through
             October 31, 1999.............................    $0.25    $0.20

         B. HOLDERS

         As of October 31, 1999, there were approximately 600 holders of the Company's Common Stock.

         C. DIVIDENDS

         The Company has not paid any dividends on its Common Stock to date and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the expansion and development of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following pertains to the results of operations and financial position of the Company for the two fiscal years ended August 31, 1998, and August 31, 1999, and should be read in conjunction with the financial statements included elsewhere herein.


RESULTS OF OPERATIONS

         The Company had a net loss of $363,965 in fiscal 1999 compared to net loss of $302,604 in fiscal 1998. Reduced sales and increased research and development expenses contibuted to the increased loss for fiscal 1999.

         Net sales decreased 25% or $67,551 to $198,142 in 1999 from $265,693 in
1998, primarily due to the timing of orders received from a manufacturing customer and the amount and timing of distributors orders. Additionally, the Company eliminated certain products, both standard formulations and custom products. One customer accounted for sales of more than 10% of the Company's annual sales in 1999 compared to three customers in 1998.
(See Note 6 of Notes to Financial Statements.)

         The Company also received interest income of $28,748 in 1999 compared to $48,666 in 1998. This is primarily due to the Company's cash position as a result of its March 1992 initial public offering. The decrease between years is due to the use of cash in operations.

         A portion of the proceeds from the March, 1992 initial public offering had been invested in the Piper Jaffray Institutional Government Income Fund. Due to an unexpected decline in value of the Fund, which was attributed to the purchase of derivatives, class action litigation by investors began in 1994. In February 1995, Piper Jaffray Companies Inc. announced a $70 million (less attorney fees) settlement to settle such litigation, subject to court approval and acceptance of the settlement by a large percentage of the Funds' shareholders. In August 1995, a federal judge gave preliminary approval to this settlement, which would be a combination of $20 million in cash and $50 million in 8% notes payable. Litigation by investors against auditors of the Fund related to Fund losses has not yet been resolved.

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

         Marketing and general and administrative expenses decreased by 13% or $52,398 from $398,465 in fiscal 1998 to $346,067 in fiscal 1999. The decrease between the respective periods was due to the amount and timing of advertising and promotional materials as well as reduced salaries and wages. General and administrative expenses were comparable between periods.

         Cost of goods sold decreased by $46,191 from fiscal 1998, and represented 42% of sales in 1999 compared to 49% of sales in 1998. The decrease in the cost of goods sold as a percentage of sales results from the mix of products sold during the comparable periods.

         Research and development expenses increased by 60% or $62,752 to $167,061 in 1999. The increase between years results from the timing and amount of professional fees and other costs associated with the patent filing for ViaStem(TM) as well as salaries and wages related to advancing ViaStem(TM) through pre-clinical and clinical trials. Professional fees for research and development in fiscal 1999 included a Market Survey for the Company's ViaStem(TM) product. The Company added a new product in fiscal 1999, pZerve(TM). The Company presently has over 25 products.

         The basic and diluted loss per common share was ($0.13) in fiscal 1999 compared to ($0.11) in fiscal 1998.

         In 2000, the Company will continue its efforts to increase sales volume through focused marketing activities and through sales of the newly introduced products. The sales and marketing activities will consist of seeking further relationships with independent sales organizations and distributors, expanding its distribution activities with ICN Pharmaceuticals, and the Sigma Chemical Company. Newly introduced products will be marketed by the Company and potentially will be made available to one or more distributors. In addition, the Company will continue to focus on the sales of its proprietary products, which have better margins than the basal media and balanced salt solutions. The Company expects operating costs to increase in 2000 due to the expected costs of the clinical tests for ViaStem(TM). However, there can be no assurance that sales will increase or that the Company will be profitable in the future. Management does not expect to realize an operating profit in fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

         During 1999, the Company's capital expenditures totaled $5,228. The Company anticipates that capital expenditures for 2000 will be approximately $50,000 to fund additional sales, research and development, and manufacturing growth. This amount does not include any expenditures for clinical investigation.

         At August 31, 1999, the Company had cash and short-term investments totaling $529,338. This cash and short-term investment position is from the proceeds of the Company's March 1992 initial public offering. Management believes that these funds will be sufficient to fund operating losses and capital expenditures for fiscal 2000.

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

         During fiscal 1999 the Company raised $59,400 in additional capital by selling 55,000 units at $1.00 per unit to five accredited investors through a private placement. Each unit consisted of one share of common stock and a warrant to purchase an additional two shares of common stock at an exercise price of $0.04 per share. The units were sold at a premium to the share price on the OTC Bulletin Board at the time of the placement. The additional funds raised were primarily used for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained. The Company intends to raise additional capital in fiscal 2000 through a private placement, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise these additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

         At this time, management is not aware of any factors that would have a materially adverse impact on cash flow beyond 2000, other than the potential for continuing losses and the potential expenses associated with clinical trials for ViaStem(TM). Management expects operating losses to continue in 2000.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 12, 1999 a Form 8-K was filed reflecting a change in accounting firms from Boulay, Heutmaker, Zibell & Co. P.L.L.P. to Arthur Andersen LLP. The Form 8-K was amended in certain respects on August 24, 1999.

         The change in accountants was not due to a disagreement in accounting procedures or principles.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the director and executive officer of the Company as of October 31, 1999. Directors hold office until the next Annual Shareholder's meeting.

            NAME                 AGE       POSITION
            ----                 ---       --------

            Milo R. Polovina     43        Chairman of the Board, President
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


SCIENTIFIC ADVISORY BOARD

         Although the Company has a Scientific Advisory Board established to advise the Company on product opportunities and certain advances in biotechnology, the Company intends to establish a Scientific Advisory Board specifically dedicated to ViaStem(TM). The Company is currently seeking qualified applicants with backgrounds in transplantation medicine to serve on the ViaStem(TM) Advisory Board.


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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended August 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the only officer whose annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                          Long-Term
                                             Annual Compensation        Compensation
                                             -------------------        ------------

         Name and                   Fiscal    Salary      Bonus    Compensation    Options
         Principal Position          Year       $           $          $(1)           #
         ------------------         ------    ------      -----    ------------    -------
         Milo R. Polovina           1999     135,838          0         --               0
         President, Chief           1998     138,998          0         --          40,000
         Executive Officer,         1997     135,600     15,000         --               0
         Treasurer, and Secretary

         (1) The total amount of personal benefits paid to Mr. Polovina for fiscal 1999 was less than the lesser of (i) $50,000 or (ii) 10% of his total reported salary and bonus.

         No options were granted to Milo R. Polovina during fiscal 1999. No executive officer exercised options during fiscal 1999. The following table sets forth, for the Chief Executive Officer, the number and year-end value of unexercised options. (All such options were granted at the fair market value of the underlying shares as of the respective grant dates.)

           OPTION EXERCISES AND VALUE OF OPTIONS AT END OF FISCAL 1999

                                Number of Unexercised      Value of Unexercised
                                  Options at End of        In-the-Money Options
                                     Fiscal 1999           at End of Fiscal 1999(1)
                                ---------------------      ------------------------

         Name               Exercisable   Unexercisable    Exercisable   Unexercisable
         ----               -----------   -------------    -----------   -------------
         Milo R. Polovina     160,000         ----           $7,000          ----


         (1) Calculated on the basis of the fair market value of the underlying securities at August 31, 1999, ($0.30) minus the exercise price per share (ranging from $0.125 to $1.50).

STOCK OPTIONS AND WARRANTS

         The Company has issued certain Common Stock warrants and has a stock option plan which permits the granting of incentive stock options or non-qualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. A stock option plan, initiated prior to the Company's initial public offering
(IPO), reserved 200,000 shares of Common Stock available for future issuance. Additionally, certain options that were issued prior to the IPO are currently outstanding. No options or warrants have been exercised under the plan at August 31, 1999. During 1998 options totaling 2,000 were exercised.

At August 31, 1999 and 1998, options and warrants for 212,000 and 284,000 shares, respectively, were exercisable. The total options outstanding at August 31, 1999 are 212,000, with exercise prices of $0.125 to $1.50 per share.

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


DIRECTOR COMPENSATION

         Non-employee directors receive reimbursement for travel expenses related to each Board of Directors meeting attended, and for each committee meeting held at a date other than a date on which a Board meeting is held.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 31, 1999 by:
(i) each director of the Company, (ii) all directors and executive officers as a group, (iii) the Chief Executive Officer, and (iv) each shareholder who own more than 5% of the outstanding shares of Common Stock. Except as otherwise indicated, the Company believes each person listed below possesses sole voting and investment power with respect to the shares indicated. Beneficial ownership means the shareholder has voting or investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.


         NAME AND ADDRESS                          SHARES BENEFICIALLY OWNED
         OF BENEFICIAL OWNER                       NUMBER            PERCENT
         -------------------                       ------            -------

         DIRECTORS AND EXECUTIVE OFFICERS

         Milo R. Polovina                          756,600(1)          24.4
         1311 Helmo Avenue
         St. Paul, MN 55128

         All directors and executive officers      756,600             24.4
           as a group (1 person)

         PRINCIPAL HOLDERS

         Arnold & Joy Ann Espeseth                 191,800              6.6
         Winger, MN 56592

         --------------------------

        (1) Includes (a) 559,100 shares of stock owned by Mr. Polovina; (b) 2,500 shares owned by Mr. Polovina's wife, an employee of the Company; (c) 3,000 shares owned beneficially for Mr. Polovina's children; (d) options granted to Mr. Polovina for exercise within 60 days to purchase 160,000 shares; and (e) options granted to Mr. Polovina's wife for exercise within 60 days to purchase 32,000 shares. (Mr. Polovina's spouse was granted the options while an employee of the Company but prior to her marriage to Mr. Polovina.)


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

                                     PART IV

ITEM 13 - EXHIBITS, AND REPORTS ON FORM 8-K

     A.   Documents filed:

          1. FINANCIAL STATEMENTS. The following documents are filed as part of this report on Form 10-KSB:

                                                                           PAGE
                                                                           ----

               Report of Independent Auditors............................  F-1
               Balance Sheet -- August 31, 1999 and 1998.................  F-2
               Statement of Operations -- Years ended
                 August 31, 1999 and 1998................................  F-3
               Statement of Changes in Shareholders' Equity --
                 Years ended August 31, 1999 and 1998....................  F-4
               Statement of Cash Flows -- Years ended
                 August 31, 1999 and 1998................................  F-5
               Notes to Financial Statements.............................  F-6

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

               -----------------
               * Incorporated by reference to the Company's Registration Statement on Form S-18 (No. 33-42573C), which became effective on March 9, 1992.
               +    Incorporated by reference to Company's Form 10-KSB dated
                    8/31/95.
               ** Incorporated by reference to Company's Form 10-QSB dated 2/28/97.

     B.   Reports on Form 8-K:

          On August 12, 1999 a Form 8-K was filed reflecting a change in accounting firms from Boulay, Heutmaker, Zibell & Co. P.L.L.P. to Arthur Andersen LLP. The Form 8-K was amended in certain respects on August 24, 1999.

          The change in accountants was not due to a disagreement in accounting procedures or principles.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CELOX LABORATORIES, INC.



                                       By:  /s/ Milo R. Polovina
                                            ------------------------------
                                               Milo R. Polovina
                                               Chairman of the Board
                                               and President and CEO

                                       Date:   November 22, 1999






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

Signature                     Title                                  Date
---------                     -----                                  ----


/s/ Milo R. Polovina          Chairman of the Board,           November 22, 1999
--------------------------    President, CEO and Director
Milo R. Polovina              (principal executive officer
                              and principal financial officer)

                            CELOX LABORATORIES, INC.


                         Financial Statements as of
                         August 31, 1999 and 1998
                         Together With Report of
                         Independent Public Accountants

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Celox Laboratories, Inc.:

We have audited the accompanying balance sheet of Celox Laboratories, Inc. (a Minnesota corporation) as of August 31, 1999, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Celox Laboratories, Inc. as of August 31, 1998 were audited by other auditors whose report dated September 28, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celox Laboratories, Inc. as of August 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.






Minneapolis, Minnesota,
   September 30, 1999

                            CELOX LABORATORIES, INC.

                                 Balance Sheets

                                 As of August 31


                                                                                    1999           1998
                                                                               -----------     -----------

                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $   150,824     $   350,120
   Short-term investments, including $125,000 restricted for note payable
                                                                                   378,514         459,436
   Trade accounts receivable                                                        20,653          18,849
   Related-party receivable                                                          9,124              --
   Inventories-
      Raw materials                                                                 42,447          32,350
      Finished goods                                                                15,459          12,725
   Other                                                                             5,801          12,390
                                                                               -----------     -----------
               Total current assets                                                622,822         885,870
                                                                               -----------     -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   Laboratory and production equipment                                             219,724         219,724
   Office furniture and equipment                                                   93,359          88,131
   Leasehold improvements                                                          138,426         138,426
   Less- Accumulated depreciation                                                 (321,410)       (274,597)
                                                                               -----------     -----------
               Net equipment and leasehold improvements                            130,099         171,684

PATENTS, net                                                                        55,356          58,860
                                                                               -----------     -----------
                                                                               $   808,277     $ 1,116,414
                                                                               ===========     ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILTIES:
   Note payable                                                                $    75,745     $    82,139
   Trade accounts payable                                                           12,828          10,326
   Accrued expenses                                                                 28,066          27,746
                                                                               -----------     -----------
               Total current liabilities                                           116,639         120,211
                                                                               -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 4,000,000 shares authorized; 2,909,169 and
      2,744,169 shares issued and outstanding                                       29,092          27,442
   Additional paid-in capital                                                    5,312,486       5,254,736
   Accumulated deficit                                                          (4,649,940)     (4,285,975)
                                                                               -----------     -----------
               Total shareholders' equity                                          691,638         996,203
                                                                               -----------     -----------
                                                                               $   808,277     $ 1,116,414
                                                                               ===========     ===========




      The accompanying notes are an integral part of these balance sheets.

                            CELOX LABORATORIES, INC.

                            Statements of Operations

                          For the Years Ended August 31


                                                     1999            1998
                                                 -----------     -----------

NET SALES                                        $   198,142     $   265,693

COST OF SALES                                         82,936         129,127
                                                 -----------     -----------
               Gross profit                          115,206         136,566
                                                 -----------     -----------

OPERATING EXPENSES:
   Research and development                          167,061         104,309
   Marketing and sales                               116,861         168,218
   General and administrative                        229,206         230,247
                                                 -----------     -----------
               Total operating expenses              513,128         502,774
                                                 -----------     -----------
OPERATING LOSS                                      (397,922)       (366,208)

OTHER INCOME, net                                     33,957          63,604
                                                 -----------     -----------
NET LOSS                                         $  (363,965)    $  (302,604)
                                                 ===========     ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE      $     (0.13)    $     (0.11)
                                                 ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      2,827,347       2,742,843
                                                 ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                            CELOX LABORATORIES, INC.

                       Statements of Shareholders' Equity

                          For the Years Ended August 31


                                              Common Stock           Additional
                                          ---------------------        Paid-In           Accumulated
                                          Shares        Amount         Capital             Deficit           Total
                                         ---------      -------       ----------         -----------       ----------

BALANCE,
   August 31, 1997                       2,742,169      $27,422       $5,251,756         $(3,983,371)      $1,295,807
      Options exercised                      2,000           20            2,980                   -            3,000
      Net loss                                   -            -                -            (302,604)        (302,604)
                                         ---------      -------       ----------         -----------       ----------
BALANCE,
   August 31, 1998                       2,744,169       27,442        5,254,736          (4,285,975)         996,203
      Shares issued                        165,000        1,650           57,750                   -           59,400
      Net loss                                   -            -                -            (363,965)        (363,965)
                                         ---------      -------       ----------         -----------       ----------
BALANCE,
   August 31, 1999                       2,909,169      $29,092       $5,312,486         $(4,649,940)      $  691,638
                                         =========      =======       ==========         ===========       ==========




   The accompanying notes are an integral part of these financial statements.

                            CELOX LABORATORIES, INC.

                            Statements of Cash Flows

                          For the Years Ended August 31


                                                                            1999          1998
                                                                          ---------     ---------

OPERATING ACTIVITIES:
   Net loss                                                               $(363,965)    $(302,604)
   Adjustments to reconcile to net cash used for operating activities-
      Depreciation and amortization                                          50,317        48,167
      Changes in other operating elements:
         Trade accounts receivable                                           (1,804)        7,713
         Inventories                                                        (12,831)        1,780
         Other current assets                                                 6,589         5,624
         Trade accounts payable                                               2,502       (15,995)
         Accrued expenses                                                       320        (3,500)
                                                                          ---------     ---------
               Net cash used for operating activities                      (318,872)     (258,815)
                                                                          ---------     ---------

INVESTING ACTIVITIES:
   Sale of short-term investments, net                                       80,922       277,683
   Proceeds from investor settlements                                            --        22,446
   Investment in patents                                                         --       (42,651)
   Advances to related party, net                                            (9,124)           --
   Purchases of equipment and leasehold improvements                         (5,228)      (47,077)
                                                                          ---------     ---------
               Net cash provided by investing activities                     66,570       210,401
                                                                          ---------     ---------

FINANCING ACTIVITIES:
   Payments of note payable                                                  (6,394)      (12,740)
   Proceeds from issuance of common stock                                    59,400         3,000
                                                                          ---------     ---------
               Net cash provided by (used for) financing activities          53,006        (9,740)
                                                                          ---------     ---------
               Net decrease in cash and cash equivalents                   (199,296)      (58,154)

CASH AND CASH EQUIVALENTS, beginning of year                                350,120       408,274
                                                                          ---------     ---------
CASH AND CASH EQUIVALENTS, end of year                                    $ 150,824     $ 350,120
                                                                          =========     =========




   The accompanying notes are an integral part of these financial statements.

                            CELOX LABORATORIES, INC.

                          Notes to Financial Statements

                            August 31, 1999 and 1998


1.   NATURE OF BUSINESS:

Celox Laboratories, Inc. (the Company) is a cell technology company incorporated under the laws of the state of Minnesota. The Company researches, develops, manufactures and markets cell biology products that are used in the propagation of cells derived from mammals, including humans and other species. These specialized cell growth products are used primarily in academic, pharmaceutical and other commercial laboratories to improve the growth productivity and quality of cell-derived medical and other biological products.

The Company has experienced recurring losses since inception and has an accumulated deficit of approximately $4,650,000 at August 31, 1999. The Company expects to incur a loss in fiscal year 2000 which will be funded using existing cash and short-term investments.

Current and anticipated projects require additional capital. The Company may require funds to conduct marketing, research, preclinical studies, clinical trials and other such activities relating to the commercialization of potential products. However, the Company's access to capital funding is uncertain. If adequate funds are not available, the Company may be required to:

a.   Delay or reduce the scope of, or eliminate, one or more programs.

b. Obtain funds from collaborative partners, or others, that may require the Company to relinquish technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

c. If the Company raises additional capital by issuing equity securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

If any required future financing is unavailable for any reason, the Company may be forced to discontinue operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

RELATED-PARTY RECEIVABLE

The Company advanced $11,000 under a promissory note to the president of the Company during 1999 at an interest rate of 6%, payable upon demand. The balance outstanding at August 31, 1999 is reflected as related-party receivable in the accompanying balance sheet.

INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and include cost of materials, labor and overhead.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from five to seven years.

INTANGIBLE ASSETS

Costs associated with obtaining patents have been capitalized and are being amortized on the straight-line method over the patents' estimated useful life of 17 years. Capitalized patent costs are shown net of amortization of $6,083 and $2,580 as of August 31, 1999 and 1998.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the potential for impairment of its long-lived assets (primarily property, plant and equipment and patents). If any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." No impairment losses have been incurred through August 31, 1999.

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes with deferred taxes determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

REVENUE RECOGNITION

Revenues are recognized when product is shipped to the customer. Bill and hold sales, in which delivery is delayed at the customer's request, are recognized when conditions for such revenue recognition are met, principally when the completed product is ready for delivery and transfer of the risks and rewards of ownership to the buyer has occurred.

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the year, while diluted loss per share considers the effect of common stock equivalents. Basic and diluted loss per share are the same since all common stock equivalents are antidilutive.

RECLASSIFICATIONS

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported net income or shareholders' equity.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of cash and cash equivalents, short-term investments and the short-term note payable approximate fair values due to the short-term nature of these investments.

4.   NOTE PAYABLE:

The Company has a line of credit from a bank expiring in February 2000 under which it may borrow up to $125,000. The line of credit is secured by a certificate of deposit held at the same bank. The line of credit incurs interest at 2% over the interest rate of the securing certificate of deposit. The interest rate was 5.6% as of August 31, 1999. The terms of the agreement require the Company to maintain certain financial covenants and ratios and restrict the Company from incurring additional debt. The Company is in compliance with all such covenants.

5.   SHAREHOLDERS' EQUITY:

STOCK OPTIONS AND WARRANTS

The Company had granted options to purchase 349,300 shares of common stock. The Company has also adopted a stock option plan under which 200,000 shares of common stock have been reserved for future issuance.

Options granted, exercised and forfeited during 1999 and 1998 are as follows:

                                                                Weighted
                                                            Average Exercise
                                               Shares       Price Per Share
                                               -------      ----------------
            BALANCE, August 31, 1997           264,000      $0.81 to $1.50
               Granted                          40,000           0.125
               Exercised                        (2,000)          1.50
               Canceled or expired             (18,000)      0.875 to 1.00
                                               -------
            BALANCE, August 31, 1998           284,000       0.125 to 1.50
               Canceled or expired             (72,000)      0.875 to 1.50
                                               -------
            BALANCE, August 31, 1999           212,000       0.125 to 1.50
                                               =======

The Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized since the grant price is equal to fair value at the grant dates. Had compensation cost been determined pursuant to

SFAS No. 123, "Accounting for Stock-Based Compensation," there would be no significant effect on net loss or on the basic and diluted loss per common share.

The weighted average fair value of options granted in 1998 was $0.11. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.4% and expected option life of ten years.

COMMON STOCK

The Company sold 55,000 shares of common stock at $1.00 per share to existing shareholders in a private offering in February 1999. In connection with the private offering, warrants were issued to purchase an additional 110,000 shares of common stock at an exercise price of $.04 per share. All warrants were exercised immediately for proceeds of $4,400.

6.   CONCENTRATION OF CREDIT RISK:

During fiscal year 1999, sales to four customers were approximately 40% of net sales, while during fiscal year 1998, sales to three customers were approximately 39% of net sales.

At August 31, 1999, three customers comprised 35% of the total accounts receivable balance, while at August 31, 1998, three customers comprised 40% of the total accounts receivable balance. Accounts receivable from foreign sales were 6% and 11% at August 31, 1999 and 1998.

7.   INCOME TAXES:

The differences between the income tax benefit at the federal statutory rate and the recorded benefit are as follows:

                                                                                 1999            1998
                                                                               ---------       ---------

              Amount using the federal statutory rate                          $(124,000)      $(103,000)

              Increase (decrease) in taxes resulting from:
                 State taxes, net of federal benefit                                   -         (11,000)
                 Valuation allowance provided                                    124,000         112,000
                 Other                                                                 -           2,000
                                                                               ---------       ---------
                             Total benefit                                     $       -       $       -
                                                                               =========       =========


Deferred income tax assets consist of the following at August 31:

                                                                               1999             1998
                                                                            ----------        ----------
              Net operating loss carryforwards                              $1,398,000        $1,274,000
              Capital loss carryforwards                                       316,000           316,000
              Tax credit carryforwards                                          40,000            40,000
              Valuation allowance                                           (1,754,000)       (1,630,000)
                                                                            ----------        ----------
                             Net deferred tax assets                        $        -        $        -
                                                                            ==========        ==========

Due to the Company's loss experience, a valuation allowance has been established to offset all future tax benefits resulting from operating and other income tax carryforwards.

The Company's net operating loss carryforwards and tax credit carryforwards expire in various amounts through 2014. The capital loss carryforward expires in 2001.

8.   COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases its office facility under an operating lease agreement expiring in January 2004 with an option for two five-year renewals. The lease requires payment for certain operating costs. Rent expense was $93,800 and $80,100 during fiscal years 1999 and 1998.

Future minimum lease payments are as follows at August 31, 1999:

            2000                                               $ 73,700
            2001                                                 73,700
            2002                                                 73,700
            2003                                                 73,700
            2004                                                 30,700
                                                               --------
                                                               $325,500
                                                               ========

LEGAL PROCEEDINGS

The Company, in the normal course of business, has commitments, lawsuits, contingent liabilities and claims; however, the Company does not expect that the resolution of any of these matters will have a material adverse effect on its financial position or results of operations.

EXECUTIVE EMPLOYMENT AGREEMENT

The Company has entered into an employment agreement with its chief executive officer for a period of ten years providing for an annual base salary of not less than $126,000, an annual bonus (not to exceed one half annual salary) and performance stock options awarded at the discretion of the board of directors. No bonus was authorized in fiscal years 1999 and 1998. No performance stock options were issued during fiscal year 1999. During fiscal year 1998, 40,000 performance stock options were issued at an option price of $0.125.