Form 10QSB
period 1999-11-30
CELOX LABORATORIES INC
filed 2000-01-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended NOVEMBER 30, 1999 or

(   )    Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from ___________ to ____________.

Commission file number          0-19866

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                              36-3384240
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                              55128
----------------------------------------                           ----------
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

                                        Yes _X_ No___

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date.

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON DECEMBER 31, 1999 WAS 2,909,169.

Transitional small business format disclosure:

                                        Yes ___ No _X_

                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                November 30, 1999



PART I -- FINANCIAL INFORMATION                                             Page
                                                                            ----

         ITEM 1.        Financial Statements

                        Balance Sheet as of August 31, 1999
                           and November 30, 1999                              3

                        Statement of Operations -- Three months ended
                           November 30, 1999 and November 30, 1998            5

                        Statement of Changes in Shareholders' Equity
                           for the year ended August 31, 1999 and the
                           three months ended November 30, 1999               6

                        Statement of Cash Flows -- Three months ended
                           November 30, 1999 and November 30, 1998            7

                        Notes to Financial Statements                         8


         ITEM 2.        Management's Discussion and Analysis of Financial
                           Conditions and Results of Operations               9


PART II -- OTHER INFORMATION                                                 13

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET

                                            November 30,   August 31,
ASSETS                                         1999           1999
                                             ---------     ---------
                                            (Unaudited)     (Audited)
CURRENT ASSETS
      Cash and cash equivalents              $  81,382     $ 150,824
      Certificates of deposit                  378,514       378,514
      Trade receivables                         25,491        20,653
      Officer note receivable                    9,124         9,124
      Accrued interest receivable                6,979         4,218
      Inventories                               54,138        57,906
      Prepaid expenses                           2,356         1,583
                                             ---------     ---------

                  Total current assets         557,984       622,822
                                             ---------     ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment      225,242       219,724
      Office furniture and equipment            93,359        93,359
      Leasehold improvements                   138,426       138,426
                                             ---------     ---------
                                               457,027       451,509
      Less accumulated depreciation           (329,511)     (321,410)
                                             ---------     ---------

                                               127,516       130,099

OTHER ASSETS
       Patents, net                             54,481        55,356
                                             ---------     ---------

                  TOTAL ASSETS               $ 739,981     $ 808,277
                                             =========     =========


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET


                                                November 30,     August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1999            1998
                                                -----------     -----------
                                                (Unaudited)      (Audited)
CURRENT LIABILITIES
      Accounts payable                          $    32,696     $    12,828
      Accrued liabilities                            31,848          28,066

      Bank note payable - current                    74,924          75,745
                                                -----------     -----------

                  Total current liabilities         139,468         116,639
                                                -----------     -----------

SHAREHOLDERS' EQUITY
      Common stock                                   29,092          29,092
      Additional contributed capital              5,312,486       5,312,486
                                                -----------     -----------
                                                  5,341,578       5,341,578
      Accumulated deficit                        (4,741,065)     (4,649,940)
                                                -----------     -----------

                  Total shareholders' equity        600,513         691,638
                                                -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   739,981     $   808,277
                                                ===========     ===========


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS
(Unaudited)


----------------------------------------------------------------------------
                                                      Three months ended
                                                 November 30,    November 30,
                                                     1999            1998
----------------------------------------------------------------------------

REVENUES
  Net sales                                      $    52,375     $    48,541
  Cost of products sold                               19,393          22,397
----------------------------------------------------------------------------

GROSS MARGIN                                          32,982          26,144
----------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                            35,855          45,418
  Marketing and sales                                 23,931          24,643
  Administration                                      68,711          55,920
----------------------------------------------------------------------------

  Total operating expenses                           128,497         125,981

OPERATING LOSS                                       (95,515)        (99,837)

OTHER INCOME (EXPENSE)
  Interest and investment income                       4,998           8,983
  Other income                                           350           7,904
  Interest expense                                      (958)         (1,183)

----------------------------------------------------------------------------

  Total other income, net                              4,390          15,704

NET LOSS                                         ($   91,125)    ($   84,133)
============================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                     ($     0.03)    ($     0.03)
============================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          2,909,169       2,744,169
============================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                           Common Stock           Additional
                                    --------------------------     Paid-in       Accumulated
                                      Shares         Amount        Capital         Deficit         Total
------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1997          2,742,169     $    27,422     $ 5,251,756    ($3,983,371)    $ 1,295,807
       Options exercised                2,000              20           2,980                          3,000
       Net loss for the year                                                        (302,604)       (302,604)
------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1998          2,744,169     $    27,442     $ 5,254,736    ($4,285,975)    $   996,203

       Shares issued in
           private placement          165,000           1,650          57,750                         59,400


       Net loss for the year                                                        (363,965)       (363,965)
------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1999          2,909,169     $    29,092     $ 5,312,486    ($4,649,940)    $   691,638


       Net loss for the period                                                       (91,125)        (91,125)
------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1999        2,909,169     $    29,092     $ 5,312,486    ($4,741,065)    $   600,513


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)


                                                                 Three months ended
                                                                     November 30,
                                                                  1999         1998
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                   ($ 91,125)    ($ 84,133)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                         8,976        12,448
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                         (4,838)       (5,280)
                      Accrued interest receivable                 (2,761)       (4,497)
                      Inventories                                  3,768         4,451
                      Prepaid expenses                              (773)         (966)
                      Officer note receivable                          0       (11,000)
                  Increase (decrease) in:
                      Accounts payable                            19,868        10,477
                      Accrued liabilities                          3,782           934
--------------------------------------------------------------------------------------

                      Net cash used in operating activities      (63,103)      (77,566)
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                         (5,518)            0
--------------------------------------------------------------------------------------

                      Net cash from investing activities          (5,518)            0
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
     Principal payments on bank note payable                        (821)       (2,518)
--------------------------------------------------------------------------------------

                      Net cash used in financing activities         (821)       (2,518)

                      Net decrease in cash
                        and cash equivalents                     (69,442)      (80,084)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                         150,824       350,120
--------------------------------------------------------------------------------------

     End of period                                             $  81,382     $ 270,036
======================================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS -- NOVEMBER 30, 1999


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

     The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's August 31, 1999 Form 10-KSB. This quarterly report should be read in connection with such annual report.


NOTE B - CASH AND CASH EQUIVALENTS

     For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE C -  SHORT-TERM INVESTMENTS

     As of November 30,1999 the Company had investments of $378,514 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


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

     b. VIASTEM(TM)

     In March 1995, the Company filed a patent application for ViaStem(TM) with the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company's ViaStem(TM) technology through March of 2015. A second U.S. Patent was received in August, 1998. This second patent broadened the patented uses of ViaStem(TM) in bone marrow transplantation and related therapies. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. In October, 1998 the Company received notice from the New Zealand and Australia Patent Office that a patent on ViaStem(TM) had been granted by each of the respective countries. In April, 1999 the Company received notice from the Russian Patent Office that a patent had been granted. Initial reports from other countries that have reviewed the International Patent Application have been positive. Due to the unique nature of ViaStem(TM)and its applications, the Company pursued the patent process for this product.


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

     At this time, no material problems have been encountered due to the Year 2000 issue.

RESULTS OF OPERATIONS

     During the quarter ended November 30, 1999, the Company had net sales of $52,375 which was an increase of $3,834 or 8% from $48,541 reported in the same quarter for the prior year. The increase between years results primarily from the amount and timing of custom orders as well as orders received from distributors and customers.

     The Company had a net loss of $91,125 for the quarter ended November 30, 1999 compared to a net loss of $84,133 for the same period in the previous year. On a per share basis, the loss for the current quarter equaled 3 cents versus a 3 cent loss in the comparable period in fiscal 1998.

     The cost of products sold was 37% of net sales for the three months ended November 30, 1999, as compared to 46% of net sales for the three months ended November 30, 1998. The decrease between the reporting periods results from strict cost controls over labor, raw materials and other production costs.
The mix of products sold also impacts the cost of sales comparisons.

     An operating loss of $95,515 was generated for the quarter ended November 30, 1999 compared to an operating loss of $99,837 for the same period in the previous year. The decrease between years resulted from a decrease in research and development expense as compared to the previous year offset by increased administrative expenses. Research and development expenses will vary based upon the status of preclinical and clinical trials for ViaStem(TM).

     The Company received interest and investment income of $4,998 during the quarter ended November 30, 1999 as compared to $8,983 in the prior year. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering. The decrease in investment income during the quarter compared to the previous year results from reduced investment balances as the Company uses capital in its operations, as well as lower effective interest rates received on bank certificates of deposit.

     Operating expenses increased $2,516 (2%) to $128,497 from $125,981 for the quarter ended November 30, 1999 as compared to the prior year. The increase results from higher administrative costs, offset partially by lower research and development expenses

     Research and development costs decreased by $9,563 (21%) to $35,855 from $45,418 in the current quarter as compared to the previous fiscal year. The decrease results from the timing of expenditures in the areas of salaries and wages, professional fees and preclinical testing incurred in connection with the ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).

     Marketing expenses decreased by $712 (3%) to $23,931 from $24,643 for the quarter ended November 30 , 1999 as compared to the previous year. The small decrease is attributable to the timing of certain promotional expenditures. The Company expects that marketing and sales expenses could trend higher during subsequent quarters as new studies, programs and advertising materials are developed.

     Administrative expenses increased by $12,791 (23%) for the quarter ended November 30, 1999 compared to the previous fiscal year to $68,711 from $55,920. The increase for the three month reporting period is due to the timing of legal expenditures connected with the introduction of new products and certain matters related to ViaStem(TM) as well as higher operating expenses due to fully assessed real estate taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at November 30, 1999 include cash and short-term investments of $459,896 and net working capital of $418,516. This represents a decrease of $69,442 (13%) in cash and short-term investments and a decrease of $87,667 (17%) in net working capital as compared to August 31, 1999.

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

     During fiscal 1999 Company raised $59,400 in additional capital by selling 55,000 units at $1.00 per unit to five accredited investors through a private placement. Each unit consisted of one share of common stock and a warrant to purchase an additional two shares of common stock at an exercise price of $0.04 per share. The units were sold at a premium to the share price on the OTC Bulletin Board at the time of the placement. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained. The Company currently is in the process of obtaining additional financing, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

     The Company anticipates spending approximately $50,000 during fiscal 2000 on capital expenditures. Through November 30, 1999 the Company has made capital expenditures in the amount of $5,518. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth, as well as computer upgrades. The Company believes that its capital resources on hand at November 30, 1999 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.



FORWARD LOOKING INFORMATION

     Information contained in this Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include the Company's ability to obtain FDA approval for its clinical products, the ability of the Company to raise additional capital and the ability to execute its business plan.

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


                                        CELOX LABORATORIES, INC.


Dated: January 12, 1999                 By:           /S/ Milo R. Polovina
                                              ----------------------------------
                                              Milo R.  Polovina, President & CEO
                                              (Principal Financial Officer)