Form 10QSB
period 2000-02-29
CELOX LABORATORIES INC
filed 2000-04-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended FEBRUARY 29, 2000 or
                               -----------------

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission file number      0-19866
                       ----------------

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                            36-3384240
----------------------------------                    --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                         55128
--------------------------------------------------           ------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON APRIL 1, 2000 WAS 3,563,169.

Transitional small business format disclosure:

                               Yes _____  No __X__

                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                February 29, 2000


PART I -- FINANCIAL INFORMATION                                             Page
                                                                            ----
      ITEM 1.    Financial Statements

                 Balance Sheet as of August 31, 1999
                    and February 29, 2000                                     3

                 Statement of Operations -- Three months ended February
                    29, 2000 and February 28, 1999, and six months ended February 29, 2000 and
                    February 28, 1999                                         5

                 Statement of Changes in Shareholders' Equity
                    for the year ended August 31, 1999 and the
                    six months ended February 29, 2000                        6

                 Statement of Cash Flows -- Six months ended
                    February 29, 2000 and February 28, 1999                   7

                 Notes to Financial Statements                                8


      ITEM 2.    Management's Discussion and Analysis of Financial
                    Conditions and Results of Operations                      9


PART II -- OTHER INFORMATION                                                 14

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET

                                             February 29,      August 31,
ASSETS                                           2000             1999
                                             ------------     ------------
                                              (Unaudited)       (Audited)

CURRENT ASSETS
      Cash and cash equivalents              $    104,834     $    150,824
      Certificates of deposit                     444,270          378,514
      Trade receivables                            17,303           20,653
      Officer note receivable                       9,124            9,124
      Accrued interest receivable                   5,725            4,218
      Inventories                                  53,444           57,906
      Prepaid expenses                              2,416            1,583
                                             ------------     ------------

                  Total current assets            637,116          622,822
                                             ------------     ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment         225,242          219,724
      Office furniture and equipment               93,359           93,359
      Leasehold improvements                      138,426          138,426
                                             ------------     ------------
                                                  457,027          451,509
      Less accumulated depreciation              (337,808)        (321,410)
                                             ------------     ------------

                                                  119,219          130,099
OTHER ASSETS
       Patents, net                                53,605           55,356
                                             ------------     ------------

                  TOTAL ASSETS               $    809,940     $    808,277
                                             ============     ============


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET


                                                February 29,      August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                2000             1999
                                                ------------     ------------
                                                 (Unaudited)       (Audited)

CURRENT LIABILITIES
      Accounts payable                          $      6,288     $     12,828
      Accrued liabilities                             35,825           28,066

      Bank note payable - current                     74,856           75,745
                                                ------------     ------------

                  Total current liabilities          116,969          116,639
                                                ------------     ------------

SHAREHOLDERS' EQUITY
      Common stock                                    31,382           29,092
      Additional paid-in capital                   5,485,346        5,312,486
                                                ------------     ------------
                                                   5,516,728        5,341,578
      Accumulated deficit                         (4,823,757)      (4,649,940)
                                                ------------     ------------

                  Total shareholders' equity         692,971          691,638
                                                ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $    809,940     $    808,277
                                                ============     ============


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

---------------------------------------------------------------------------------------------
                                         Three months ended            Six months ended
                                    February 29,   February 28,    February 29,   February 28,
                                        2000           1999            2000          1999
---------------------------------------------------------------------------------------------
REVENUES
  Net sales                          $   42,442     $   43,809     $   94,817     $   92,350
  Cost of products sold                  18,488         20,104         37,881         42,501
---------------------------------------------------------------------------------------------

GROSS MARGIN                             23,954         23,705         56,936         49,849
---------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development               36,093         47,673         71,948         93,091
  Marketing and sales                    23,336         29,604         47,266         54,247
  Administration                         50,119         50,041        118,830        105,961
---------------------------------------------------------------------------------------------

  Total operating expenses              109,548        127,318        238,044        253,299

OPERATING LOSS                          (85,594)      (103,613)      (181,108)      (203,450)

OTHER INCOME (EXPENSE)
  Interest and investment income          4,175          7,572          9,174         16,555
  Other income                                0            150            350          8,054
  Interest expense                       (1,275)        (1,156)        (2,233)        (2,339)
---------------------------------------------------------------------------------------------

  Total other income, net                 2,900          6,566          7,291         22,270

NET LOSS                             $  (82,694)    $  (97,047)    $ (173,817)    $ (181,180)
=============================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                         $    (0.03)    $    (0.04)    $    (0.06)    $    (0.07)
---------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             2,950,279      2,742,447      2,929,724      2,742,307

=============================================================================================

See Notes to Financial Statements

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                 Common Stock         Additional
                                            ----------------------      Paid-in        Accumulated
                                              Shares        Amount      Capital          Deficit             Total
----------------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1997                  2,742,169      $27,422     $5,251,756      $(3,983,371)        $1,295,807

       Options exercised                        2,000           20          2,980                               3,000

       Net loss for the year                                                              (302,604)          (302,604)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1998                  2,744,169      $27,442     $5,254,736      $(4,285,975)          $996,203

       Shares issued in
           private placement                  165,000        1,650         57,750                              59,400

       Net loss for the year                                                              (363,965)          (363,965)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1999                  2,909,169      $29,092     $5,312,486      $(4,649,940)          $691,638

       Shares issued in
           private placement                  229,000        2,290        172,860                             175,150

       Net loss for the period                                                            (173,817)          (173,817)
---------------------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 29, 2000                3,138,169      $31,382     $5,485,346      $(4,823,757)          $692,971


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                                   Six months ended
                                                                               February 29   February 28
                                                                                  2000           1999
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                                   $(173,817)    $(181,180)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                                        18,149        24,896
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                                          3,350        (5,428)
                      Accrued interest receivable                                 (1,507)       (2,376)
                      Inventories                                                  4,462         6,780
                      Prepaid expenses                                              (833)       (1,128)
                      Officer note receivable                                          0       (10,466)
                  Increase (decrease) in:
                      Accounts payable                                            (6,540)       (1,702)
                      Accrued liabilities                                          7,759         3,127
------------------------------------------------------------------------------------------------------

                      Net cash used in operating activities                     (148,977)     (167,477)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity (Purchase) of bank certificates of deposit, net                    (65,756)       94,563
     Capital expenditures                                                         (5,518)            0
------------------------------------------------------------------------------------------------------

                      Net cash from (used for) investing activities              (71,274)       94,563
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
     Issuance of common stock                                                    175,150        57,800
     Principal payments on bank note payable                                        (889)       (4,161)
------------------------------------------------------------------------------------------------------

                      Net cash From financing activities                         174,261        53,639

                      Net decrease in cash
                        and cash equivalents                                     (45,990)      (19,275)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                         150,824       350,120
------------------------------------------------------------------------------------------------------

     End of period                                                             $ 104,834     $ 330,845
======================================================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS -- FEBRUARY 29, 2000


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


NOTE C - SHORT-TERM INVESTMENTS

     As of February 29, 2000 the Company had investments of $444,270 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


NOTE D - NOTES PAYABLE BANK

     During April, 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenant improvements in the Company's new facility. In February, 2000 the loan was renegotiated with a different bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.5%, is tied to the certificate of deposit rate.


NOTE E - LOSS PER COMMON SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 292,000 shares were not included in the computation of diluted loss per share as the results were antidilutive.

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

     In February, 1999 the Company announced the formation of Protide Pharmaceuticals, Inc., (Protide), a wholly owned subsidiary. Celox owns four million shares of Protide. Protide was formed in connection with the further development of ViaStem(TM) and other clinically related cell therapy and transfusion products.

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

     On March 31, 2000, Protide Pharmaceuticals, Inc. (the wholly owned subsidiary of Celox) entered into an agreement with Fairview-University Medical Center (FUMC), Minneapolis, MN. FUMC will provide collecting, processing and assaying of human peripheral blood stem cells as part of Protide's clinical investigation of ViaStem(TM).

     c. DISTRIBUTION/MARKETING

     The Company continues to sell its products on a direct basis to customers around the world. In addition the Company has formed the following distribution avenues:

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

     In March, 2000, the Company entered into an agreement with SciQuest.com, Inc. (NASDAQ:SQST) to sell its products online. SciQuest.com, Inc. is a leading business-to-business e-marketplace for scientific products used by pharmaceutical, clinical, biotechnology, chemical, industrial and educational organizations worldwide.

YEAR 2000 ISSUES

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

     At this time, no material problems have been encountered due to the Year 2000 issue.



RESULTS OF OPERATIONS

     During the quarter ended February 29, 2000, the Company had net sales of $42,442 which was a decrease of $1,367 or 3% from $43,809 reported in the same quarter for the prior year. For the six month period ending February 29, 2000 net sales were $94,817 compared to $92,350 for the same quarter in the previous fiscal year. The small variations from the prior year for both the three and six month reporting periods is attributable to the amount and timing of custom orders as well as orders received from distributors and customers.

     The Company had a net loss of $82,694 for the quarter ended February 29, 2000 compared to a net loss of $97,047 for the same period in the previous year. For the six months ended February 29, 2000 a net loss of $173,817 was incurred compared to a net loss of $181,180 for the six months ended February 28, 1999. On a per share basis, the loss for the current quarter equaled 3 cents versus a 4 cent loss in the comparable period in fiscal 1999. For the six month reporting periods, a per share loss of 6 cents was incurred in fiscal 2000 compared to a 7 cent loss in the preceding fiscal year.

     The cost of products sold was 44% of net sales for the three months ended February 29, 2000 as compared to 46% of net sales for the three months ended February 28, 1999. The cost of products sold for the six months ended February 29, 2000 was 40% compared to 46% for the comparable six month period in fiscal 1999. The decrease between the reporting periods for both the three and sixth months ended February 29, 2000 as compared to the prior fiscal year results from strict cost controls over labor, raw materials and other production costs. The mix of products sold also impacts the cost of sales comparisons.

     An operating loss of $85,594 was generated for the quarter ended February 29, 2000 compared to an operating loss of $103,613 for the same period in the previous fiscal year. An operating loss of $181,108 was generated for the six months ended February 29, 2000 compared to an operating loss of $203,450 for the six months ended February 28, 1999. The decrease between years for the three month reporting periods resulted from a decrease in research and development expense and marketing and sales expenses as compared to the previous fiscal year. For the six month reporting periods, the decrease resulted from lower research and development expenses and lower marketing and sales expenses offset by increased administrative expenses. Research and development expenses will vary based upon the status of preclinical and clinical trials for ViaStem(TM).

     The Company received interest and investment income of $4,175 during the quarter ended February 29, 2000 as compared to $7,572 in the prior fiscal year. For the six months ended February 29, 2000 the Company received $9,174 as compared to $16,555 in the six months ended February 28, 1999. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering and subsequent private placement proceeds. The decrease in investment income during both the three and six month reporting periods as compared to the previous fiscal year results from reduced investment balances as the Company uses capital in its operations, as well as lower effective interest rates received on bank certificates of deposit.

     Operating expenses decreased $17,770 (14%) to $109,548 from $127,318 for the quarter ended February 29, 2000 as compared to the prior fiscal year. Operating expenses decreased $15,255 (6%) to $238,044 from $253,299 for the six months ended February 29, 2000 as compared to the previous fiscal year. The decrease for the three month reporting period results from lower research and development expenses and marketing and sales expenses as compared to the prior fiscal year. For the sixth month reporting period the decrease results from lower research and development expenses and marketing and sales expenses, partially offset by higher administrative costs

     Research and development costs decreased by $11,580 (24%) to $36,093 from $47,673 in the current quarter as compared to the previous fiscal year. Research and development costs decreased by $21,143 (23%) to $71,948 in the six months ended February 29, 2000 from $93,091 for the comparable reporting period in the previous fiscal year. The decrease for both the three and six month reporting periods results from the timing of expenditures in the areas of salaries and wages, professional fees and preclinical testing incurred in connection with the ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).

     Marketing expenses decreased by $6,268 (21%) to $23,336 from $29,604 for the quarter ended February 29, 2000 as compared to the previous year. For the sixth months ended February 29, 2000 marketing expenses decreased by $6,981 (13%) to $47,266 from $54,247 in the previous fiscal year. The decrease for both the three and six month reporting periods is due to expenses incurred for a marketing study in the comparable reporting periods in the previous fiscal year as well as the timing for promotional expenditures. The Company expects that marketing and sales expenses could trend higher during subsequent quarters as new studies, programs and advertising materials are developed.

     Administrative expenses increased by $78 for the quarter ended February 29, 2000 compared to the previous fiscal year to $50,119 from $50,041. Administrative expenses increase by $12,869 (12%) for the six months ended February 29, 2000 to $118,830 from $105,961 for the six months ended February 28, 1999. The increase for the six month reporting period is due to the timing of legal expenditures connected with the introduction of new products and certain matters related to ViaStem(TM) as well as higher operating expenses due to fully assessed real estate taxes.





LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at February 29, 2000 include cash and short-term investments of $549,104 and net working capital of $520,147. This represents an increase of $19,766 (4%) in cash and short-term investments and an increase of $13,964 (3%) in net working capital as compared to August 31, 1999.

     The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven year lease. The Company moved into the new facility during March, 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. In February, 2000 the loan was renegotiated with a different bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.5%, is tied to the certificate of deposit rate. The loan is for a one year term with a maturity in February, 2001. The balance of the tenant improvements over this amount was paid with Company funds.

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

     During the second quarter of fiscal 2000 the Company raised $175,150 in additional capital by selling 145,000 units at $1.15 per unit to five investors through a private placement. Each unit consisted of one share of common stock and a warrant to purchase an additional two shares of common stock at an exercise price of $0.10 per share. Additionally, funds in the amount of $211,750 were raised after the end of the quarter by selling units at $1.15 per unit and common stock at $1.40 per share to other investors. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained. The Company intends to pursue additional financing, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

     The Company anticipates spending approximately $50,000 during fiscal 2000 on capital expenditures. Through February 29, 2000 the Company has made capital expenditures in the amount of $5,518. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth, as well as computer upgrades. The Company believes that its capital resources on hand at February 29, 2000 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.



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

     None

ITEM 3. -- DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In December, 1999 the Company solicited the vote of shareholders to amend the Articles of Incorporation to increase the corporation's authorized capital stock from four million (4,000,000) to forty million (40,000,000), par value $0.01 per share, by means of a Written Action of the Shareholders of Celox Laboratories, Inc. in Lieu of a Special Meeting. A majority of shareholders approved this resolution in lieu of a special meeting.

ITEM 5. -- OTHER INFORMATION

     None

ITEM 6. -- (A) EXHIBITS

     27    Financial Data Schedule

           (B) REPORTS ON FORM 8-K

           None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CELOX LABORATORIES, INC.


Dated: April 12, 2000                  By:  /S/ Milo R. Polovina
                                            ------------------------------
                                            Milo R.  Polovina, President & CEO
                                            (Principal Financial Officer)