Form 10QSB
period 2000-05-31
CELOX LABORATORIES INC
filed 2000-07-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended MAY 31, 2000 or
                               ------------

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission file number      0-19866
                       ----------------

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                       36-3384240
------------------------------------               ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA               55128
----------------------------------------------     ------------
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

                            Yes ___X___   No ________

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date.

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON JUNE 30, 2000 WAS 3,683,169.

Transitional small business format disclosure:

                            Yes _______   No ___X___

                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                  May 31, 2000



PART I -- FINANCIAL INFORMATION                                            Page
                                                                           ----

      ITEM 1.   Financial Statements

                Balance Sheet as of August 31, 1999
                   and May 31, 2000                                           3

                Statement of Operations -- Three months ended May 31,
                   2000 and May 31, 1999, and nine months
                   ended May 31, 2000 and May 31, 1999                        5

                Statement of Changes in Shareholders' Equity
                   for the year ended August 31, 1999 and the
                   nine months ended May 31, 2000                             6

                Statement of Cash Flows -- Nine months ended
                   May 31, 2000 and May 31, 1999                              7

                Notes to Financial Statements                                 8


      ITEM 2.   Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations                       9


PART II -- OTHER INFORMATION                                                 14

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET

                                                            May 31,        August 31,
ASSETS                                                       2000             1999
                                                         ------------     ------------
                                                          (Unaudited)       (Audited)
CURRENT ASSETS
      Cash and cash equivalents                          $    127,147     $    150,824
      Certificates of deposit                                 558,556          378,514
      Trade receivables                                        14,072           20,653
      Officer note receivable                                   9,124            9,124
      Accrued interest receivable                               9,947            4,218
      Inventories                                              53,932           57,906
      Prepaid expenses                                          3,396            1,583
                                                         ------------     ------------

                  Total current assets                        776,174          622,822
                                                         ------------     ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment                     225,242          219,724
      Office furniture and equipment                           94,822           93,359
      Leasehold improvements                                  138,426          138,426
                                                         ------------     ------------
                                                              458,490          451,509
      Less accumulated depreciation                          (346,131)        (321,410)
                                                         ------------     ------------

                                                              112,359          130,099
OTHER ASSETS
       Patents, net                                            52,729           55,356
                                                         ------------     ------------

                  TOTAL ASSETS                           $    941,262     $    808,277
                                                         ============     ============


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET

                                                                  May 31,        August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                               2000            1999
                                                               ------------     ------------
                                                                (Unaudited)      (Audited)
CURRENT LIABILITIES
      Accounts payable                                         $      3,920     $     12,828
      Accrued liabilities                                            37,939           28,066
      Bank note payable - current                                    74,382           75,745
                                                               ------------     ------------

                  Total current liabilities                         116,241          116,639
                                                               ------------     ------------

SHAREHOLDERS' EQUITY
      Common stock                                                   36,832           29,092
      Additional paid-in capital                                  5,691,646        5,312,486
                                                               ------------     ------------
                                                                  5,728,478        5,341,578
      Accumulated deficit                                        (4,903,457)      (4,649,940)
                                                               ------------     ------------

                  Total shareholders' equity                        825,021          691,638
                                                               ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    941,262     $    808,277
                                                               ============     ============


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                       Three months ended               Nine months ended
                                                             May 31,                          May 31,
                                                     2000              1999           2000              1999
----------------------------------------------------------------------------------------------------------------
REVENUES
  Net sales                                      $    33,018      $    56,826      $   127,835      $   149,176
  Cost of products sold                               19,793           22,505           57,674           65,006
----------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                          13,225           34,321           70,161           84,170
----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                            37,418           39,056          109,366          132,147
  Marketing and sales                                 23,965           34,835           71,231           89,082
  Administration                                      44,384           58,575          163,214          164,536
----------------------------------------------------------------------------------------------------------------

  Total operating expenses                           105,767          132,466          343,811          385,765

OPERATING LOSS                                       (92,542)         (98,145)        (273,650)        (301,595)

OTHER INCOME (EXPENSE)
  Interest and investment income                       7,467            7,112           16,641           23,667
  Other income                                         6,400              375            6,752            8,429
  Interest expense                                    (1,027)          (1,074)          (3,260)          (3,413)
----------------------------------------------------------------------------------------------------------------

  Total other income, net                             12,840            6,413           20,133           28,683

NET LOSS                                         $   (79,702)     $   (91,732)     $  (253,517)     $  (272,912)
================================================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                     $     (0.02)     $     (0.03)     $     (0.08)     $     (0.10)
----------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          3,535,126        2,895,691        3,132,997        2,795,689

================================================================================================================

See Notes to Financial Statements

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

-------------------------------------------------------------------------------------------------------------
                                          Common Stock            Additional
                                    -------------------------       Paid-in      Accumulated
                                      Shares         Amount         Capital        Deficit          Total
-------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1997          2,742,169     $    27,422     $ 5,251,756    $(3,983,371)    $ 1,295,807
       Options exercised                2,000              20           2,980                          3,000

       Net loss for the year                                                        (302,604)       (302,604)
-------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1998          2,744,169     $    27,442     $ 5,254,736    $(4,285,975)    $   996,203

       Shares issued in
           private placement          165,000           1,650          57,750                         59,400

       Net loss for the year                                                        (363,965)       (363,965)
-------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1999          2,909,169     $    29,092     $ 5,312,486    $(4,649,940)    $   691,638

       Shares issued in
           private placement          774,000           7,740         379,160                        386,900

       Net loss for the period                                                      (253,517)       (253,517)
-------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2000             3,683,169     $    36,832     $ 5,691,646    $(4,903,457)    $   825,021

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

----------------------------------------------------------------------------------------------------
                                                                              Nine months ended
                                                                                   May 31,
                                                                        ----------------------------
                                                                            2000             1999
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                            $ (253,517)      $ (272,912)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                                  27,348           37,606
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                                    6,581           (8,953)
                      Accrued interest receivable                           (5,729)          (5,594)
                      Inventories                                            3,974           (4,627)
                      Prepaid expenses                                      (1,813)          (1,244)
                      Officer note receivable                                    0          (10,168)
                  Increase (decrease) in:
                      Accounts payable                                      (8,908)           6,930
                      Accrued liabilities                                    9,873            2,846
----------------------------------------------------------------------------------------------------

                      Net cash used in operating activities               (222,191)        (256,116)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity (Purchase) of bank certificates of deposit, net             (180,042)          94,563
     Capital expenditures                                                   (6,981)          (5,229)
----------------------------------------------------------------------------------------------------

                      Net cash from (used in) investing activities        (187,023)          89,334
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
     Issuance of common stock                                              386,900           59,400
     Principal payments on bank note payable                                (1,363)          (5,388)
----------------------------------------------------------------------------------------------------
                      Net cash from financing activities                   385,537           54,012
                      Net decrease in cash
                        and cash equivalents                               (23,677)        (112,770)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                   150,824          350,120
----------------------------------------------------------------------------------------------------

     End of period                                                      $  127,147       $  237,350
====================================================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS -- MAY 31, 2000


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


NOTE C - SHORT-TERM INVESTMENTS

     As of May 31, 2000 the Company had investments of $558,556 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


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

     The Company has received a Drug Master File classification from the Food and Drug Administration (FDA) for TCM(TM). This classification will expedite the FDA approval process for customers who want to use the Company's TCM(TM) product for manufacturingpurposes.

     The Company also manufactures eleven basal media formulations, a series of buffered saline solutions, other cell biology reagents, and a variety of custom formulations.

     During the third quarter of fiscal 2000, the Company entered into an agreement to manufacture specialized solutions for the processing of pancreatic islet cells for transplants.

     In February, 1999 the Company announced the formation of Protide Pharmaceuticals, Inc., (Protide), a wholly owned subsidiary. Celox owns four million shares of Protide. Protide was formed in connection with the further development of ViaStem(TM) and other clinically related cell therapy and transfusion products.

     b. VIASTEM(TM)

     In March 1995, the Company filed a patent application for ViaStem(TM) with the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company's ViaStem(TM) technology through March of 2015. A second U.S. Patent was received in August, 1998. This second patent broadened the patented uses of ViaStem(TM) in bone marrow transplantation and related therapies. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. In October, 1998 the Company received notice from the New Zealand and Australia Patent Office that a patent on ViaStem(TM) had been granted by each of the respective countries. In May, 2000 the Company received notice from the Russian Patent Office of the official issue date for the Russian patent. In March, 2000 notice was received from the Patent Office in Canada that a patent had been issued for ViaStem(TM). Initial reports from other countries that have reviewed the International Patent Application have been positive. Due to the unique nature of ViaStem(TM)and its applications, the Company pursued the patent process for this product.

     On March 31, 2000, Protide Pharmaceuticals, Inc. (the wholly owned subsidiary of Celox) entered into an agreement with Fairview-University Medical Center (FUMC), Minneapolis, MN. FUMC will provide collecting, processing and assaying of human peripheral blood stem cells as part of Protide's clinical investigation of ViaStem(TM).

     During May, 2000 the Company submitted an application to the FDA to initiate human clinical trials for ViaStem(TM). This was the first submission ever made by the Company to the FDA for testing in human subjects.


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



RESULTS OF OPERATIONS

     During the quarter ended May 31, 2000, the Company had net sales of $33,018 which was a decrease of $23,808 or 42% from $56,826 reported in the same quarter for the prior year. For the nine months ended May 31, 2000 net sales totaled $127,835 versus $149,176 for the nine months ended May 31, 1999. This represents a decrease of 14% from the previous period. The decreases between years for both the quarter and the nine month period results primarily from the amount and timing of custom orders as well as orders received from distributors and customers. The Company has also discontinued some products. In addition, the Company has been expending substantial efforts relating to the advancement of ViaStem(TM).

     The Company had a net loss of $79,702 for the quarter ended May 31, 2000 compared to a net loss of $91,732 for the same period in the previous year. For the nine month period, a net loss of $253,517 was incurred in fiscal 2000 as compared to a net loss of $272,912 in fiscal 1999. On a per share basis, the loss for the current quarter equaled 2 cents versus a 3 cent loss in the comparable period in fiscal 1999. For the nine months ended May 31, 2000 the net loss per share was 8 cents. The loss reported for in the comparable period in fiscal 1999 was 10 cents.

     The cost of products sold was 60% of net sales for the three months ended May 31, 2000, as compared to 40% of net sales for the three months ended May 31, 1999. For the nine month period ending May 31, 2000, cost of products sold was 45% compared to 44% during the comparable period in the previous fiscal year. The increase for the three month reporting period results from reduced sales levels which results in a higher percentage of fixed manufacturing costs as compared to sales. The mix of products sold also impacts the cost of sales comparisons.

     An operating loss of $98,542 was generated for the quarter ended May 31, 2000 compared to an operating loss of $98,145 for the same period in the previous year. For the nine months ended May 31, 2000 the Company had an operating loss of $273,650 versus an operating loss of $301,595 for the nine months ended May 31, 1999. The decrease between years for the three month reporting period as well as the nine month reporting period resulted from decreases in administrative and marketing and sales expenses as well as a modest decrease in research and development expense as compared to the previous year.

     The Company received interest and investment income of $7,467 during the quarter ended May 31, 2000 as compared to $7,112 in the prior year. For the nine month reporting period in fiscal 2000 interest and investment income in the amount of $16,641 was received as compared to $23,667 for the prior nine month period. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering as well as from subsequent private placements. The increase in investment income during the quarter as compared to the previous year results from investing the proceeds of the private placements in bank certificates of deposit. For the nine month reporting period, the decrease results from lower investment balances as the Company uses capital in its operations, as well as lower effective interest rates received on bank certificates of deposit.

     Operating expenses decreased $26,699 (20%) to $105,767 from $132,466 for the quarter ended May 31, 2000 as compared to the prior year and decreased by $41,954 (11%) to $343,811 from $385,765 for the nine months ended May 31, 2000 compared to the comparable period in the prior fiscal year. The decrease for the three month reporting period as compared to the prior fiscal year results from lower marketing and sales costs which fluctuate based on timing of promotional activities, as well as decreased research and development expenses and general and administrative expenses. For the nine months ended May 31, 2000 the decrease between reporting periods results from lower marketing and sales expenses, lower research and development expenses as well as lower administrative expenses.

     Research and development costs decreased by $1,638 (4%) to $37,418 from $39,056 in the current quarter as compared to the previous fiscal year. For the nine month period ended May 31, 2000 research and development costs decreased $22,781 (17%) to $109,366 from $132,147 in the previous fiscal year. The decrease for both of the reporting periods results from the timing of expenditures in the areas of salaries and wages, professional fees and preclinical testing incurred in connection with the ViaStem(TM) product. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).

     Marketing expenses decreased by $10,870 (31%) to $23,965 from $34,835 for the quarter ended May 31, 2000 as compared to the previous year. For the nine months ended May 31, 2000 marketing expenses decreased by $17,851 (20%) to $71,231 from $89,082 in fiscal 1999. The decrease for the current quarter as compared to the previous year results primarily from the timing of advertising and promotion expenditures. The decrease for the nine month period is attributable to the amount and timing of brochures, price lists and sales related supplies as well as lower depreciation expense and lower delivery expenditures. The Company expects that marketing and sales expenses will fluctuate based on introduction of new products, new studies, and as new advertising materials are developed.

     Administrative expenses decreased by $14,191 (24%) for the quarter ended May 31, 2000 compared to the previous fiscal year to $44,384 from $58,575. Administrative expenses decreased by $1,322 (1%) in the nine months ended May 31, 2000 to $163,214 from $164,536 in the comparable period in fiscal 1999. The decrease for the three month reporting period is due to the timing of legal expenditures connected with the introduction of new products and certain matters related to ViaStem(TM). The decrease between years for the nine month reporting period is due to reduced temporary help and lower legal fees offset by increased lease expenses due to fully assessed real estate taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at May 31, 2000 include cash and short-term investments of $685,703 and net working capital of $569,462. This represents an increase of $156,365 (30%) in cash and short-term investments and an increase of $156,763 (38%) in net working capital as compared to August 31, 1999.

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

     During the third quarter of fiscal 2000 additional funds in the amount of $211,750 were raised by selling units at $1.15 per unit and common stock at $1.40 per share to other investors in a private placement. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained. The Company intends to pursue additional financing, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

     The Company anticipates spending approximately $30,000 during fiscal 2000 on capital expenditures. Through May 31, 2000 the Company has made capital expenditures in the amount of $6,981. The majority of the planned expenditures will be used to fund additional sales, research and development, manufacturing growth, as well as computer upgrades. The Company believes that its capital resources on hand at May 31, 2000 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.



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


                                             CELOX LABORATORIES, INC.


Dated: July 12, 2000                   By:   /S/ Milo R. Polovina
                                             -----------------------------------
                                             Milo R. Polovina, President & CEO
                                             (Principal Financial Officer)