Form 10KSB
period 2000-08-31
CELOX LABORATORIES INC
filed 2000-11-29
CIK 883720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____ No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's sales for its most recent fiscal year were $201,436.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on October 31, 2000 as reported on the Over-the-Counter Market, was approximately $696,490. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this number, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 31, 2000, the registrant had outstanding 3,683,169 shares of Common Stock.

         Transitional Small Business Disclosure Format. _____ Yes __X__ No
         Exhibit Index is located on page 18.

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

         The development of genetic engineering and the use of mammalian cells for the production of biological products has advanced cell culturing to new levels. The manipulation or culturing of cells for production of diagnostic and therapeutic products is an area of significant commercial growth for biotechnology companies and pharmaceutical firms. Products currently subject to research efforts include products to treat and detect AIDS, diabetes, cancer, growth disorders, and cardiovascular disease. The medical community now has access to once unavailable cellular products, such as monoclonal antibodies, interferons, and human growth factors. As a result, more emphasis is being placed on the development of cell culturing technology.

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

         The Company sells TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM)and VaxMax(TM)at prices competitive with serum and other serum-free supplements. (See "Business -- Competition.") The reliability and rigorous quality control involved in manufacturing TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM) allow researchers to purchase as little as a one-week supply of supplements rather than enough for an entire project as is often necessary with serum-based media. The consistency of TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM) reduces the need to qualify the supplements prior to each use. TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM) and HemaPro(TM) are concentrated to a level of fifty times in small-volume packages for easier shipment and storage than comparable amounts of serum, which are typically sold in non-concentrated form. VaxMax(TM) is concentrated to a level of one hundred times.

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

         VIASTEM(TM)

         ViaStem(TM) is a cell solution that was developed as a new technology for ultra-low temperature preservation of critical cells like those required for bone marrow transplantations. The Company believes that ViaStem(TM) has the potential of preventing certain complications associated with current procedures, such as toxicity and nausea. Preliminary data indicates that ViaStem(TM) increases the viability and preservation of critical cells. Other potential applications for ViaStem(TM) include preservation of umbilical cord cells, platelets, and red blood cells. ViaStem(TM) has completed pre-clinical testing and the Company anticipates beginning human trials during fiscal 2001. During May, 2000 the Company submitted an application to the FDA to initiate human clinical trials for ViaStem(TM). This was the first submission ever made by the Company to the FDA for testing in human subjects.

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

         SPECIALIZED SOLUTIONS

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


CUSTOMERS

         The Company markets its products to academic, pharmaceutical, biotechnology and diagnostic companies. During fiscal years 2000 and 1999, sales to four customers were approximately 42 percent and 40 percent of net sales. The loss of some or all of these customers would have a material adverse, short-term effect on the Company. (See Note 6 of Notes to Financial Statements.)


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

For the years ended August 31, 1999 and 2000, the Company spent $167,061 and $144,935, respectively, on research and development. During fiscal year 2000, the Company's primary research and development efforts continued to focus on the completion of pre-clinical testing of ViaStem(TM)and development of other products utilized in stem cell therapy. The pre-clinical testing of ViaStem(TM) was accomplished at the University of Minnesota. Research and developmental expenses will fluctuate based on the status of pre-clinical and clinical trials for ViaStem(TM).

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


VIASTEM(TM) PATENTS AND CLINICAL TRIALS

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

         During May, 2000 the Company submitted an application to the Food and Drug Administration (FDA) to initiate human clinical trials for ViaStem(TM). This was the first submission ever made by the Company to the FDA for testing in human subjects. In August, 2000 the Company announced that it had received notice from the FDA that the clinical trial on had been placed on clinical hold pending further information. The Company intends to submit the additional requested information to the FDA in the near future.


GOVERNMENT REGULATIONS

         Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research. The Company is required to conform its operations to the FDA's "Good Manufacturing Practice" regulations. The FDA requires pre-manufacturing approval for certain new medical devices, drugs, or vaccines. This approval generally requires an unequivocal demonstration of the safety and efficacy of a new device, drug, or vaccine. The FDA approval process is generally costly and time-consuming. Because the Company does not currently produce or sell medical devices, drugs, or vaccines, it is not directly affected by these regulations, other than for the ViaStem(TM) product. However, if the Company's customers incorporate the Company's products into products that are medical devices, drugs, or vaccines, such customers will generally be required to obtain such approvals.

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


EMPLOYEES

         As of October 31, 2000, the Company employed a total of three (3) persons on a full-time basis, of whom two were involved in technical capacities and one in an administrative function, as well as part time and temporary employees. During the next 12 months, the Company anticipates hiring additional business development representatives, technical personnel, and other employees, as needed, based on growth and the introduction of new products. The Company also intends to continue to utilize temporary employees, as needed, in administrative and general laboratory positions.


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

                                                             STOCK PRICES
                                                             HIGH      LOW
               FISCAL YEAR 1999

               November 30, 1998 (1st Quarter)............   $0.44     $0.30
               February 28, 1999 (2nd Quarter)............    0.38      0.15
               May 31, 1999 (3rd Quarter).................    0.25      0.15
               August 31, 1999 (4th Quarter)..............    0.25      0.15

               FISCAL YEAR 2000

               November 30, 1999 (1st Quarter)............    0.30      0.25
               February 29, 2000 (2nd Quarter)............    2.25      0.13
               May 31, 2000 (3rd Quarter).................    2.63      0.50
               August 31, 2000 (4th Quarter)..............    1.00      0.56

               FISCAL YEAR 2001

               September 1, 2000 through
               October 31, 2000...........................   $1.00     $0.32

         B.  HOLDERS

         As of October 31, 2000, there were approximately 600 holders of the Company's Common Stock.

         C.  DIVIDENDS

         The Company has not paid any dividends on its Common Stock to date and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the expansion and development of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following pertains to the results of operations and financial position of the Company for the two fiscal years ended August 31, 1999, and August 31, 2000, and should be read in conjunction with the financial statements included elsewhere herein.


RESULTS OF OPERATIONS

         The Company had a net loss of $307,346 in fiscal 2000 compared to net loss of $363,965 in fiscal 1999. Comparable sales with reduced operating expenses contibuted to the decreased loss for fiscal 2000.

         Net sales increased 2% or $3,294 to $201,436 in 2000 from $198,142 in 1999, primarily due to the timing of orders received from a manufacturing customer and the amount and timing of distributors orders. Two customers accounted for sales of more than 10% of the Company's annual sales in 2000 compared to one customer in 1999. (See Note 6 of Notes to Financial Statements.)

         The Company also received interest income of $25,890 in 2000 compared to $28,748 in 1999. This is primarily due to the Company's cash position as a result of its March 1992 initial public offering and subsequent private placements. The decrease between years is due to the use of cash in operations.

         A portion of the proceeds from the March, 1992 initial public offering had been invested in the Piper Jaffray Institutional Government Income Fund. Due to an unexpected decline in value of the Fund, which was attributed to the purchase of derivatives, class action litigation by investors began in 1994. In February 1995, Piper Jaffray Companies Inc. announced a $70 million (less attorney fees) settlement to settle such litigation, subject to court approval and acceptance of the settlement by a large percentage of the Funds' shareholders. In August 1995, a federal judge gave preliminary approval to this settlement, which would be a combination of $20 million in cash and $50 million in 8% notes payable. All payments were received from Piper Jaffray in accordance with the schedule outlined by the court. Litigation by investors against auditors of the Fund related to Fund losses was settled in June, 2000. In October, 2000, the Company received a check in the amount of $20,539 from the KPMG Litigation Settlement fund, which will be recognized as other income in fiscal 2001.

         Marketing and general and administrative expenses decreased by 11% or $37,220 from $336,286 in fiscal 1999 to $299,066 in fiscal 2000. The decrease between the respective periods was due to the amount and timing of advertising and promotional materials as well as reduced salaries and wages.

         Cost of goods sold increased by $402 from fiscal 1999, and represented 46% of sales in fiscal 2000 compared to 47% of sales in fiscal 1999. The small decrease in the cost of goods sold as a percentage of sales results from the mix of products sold during the comparable periods.

         Research and development expenses decreased by 13% or $22,126 to $144,935 in fiscal 2000. The decrease between years results from the timing and amount of professional fees and other costs associated with the patent filing for ViaStem(TM) as well as salaries and wages related to advancing ViaStem(TM) through pre-clinical and clinical trials. Professional fees for research and development in fiscal 1999 included a Market Survey for the Company's ViaStem(TM) product. The Company added a new product in fiscal 1999, pZerve(TM). The Company presently has over 25 products.

         The basic and diluted loss per common share was ($0.09) in fiscal 2000 compared to ($0.13) in fiscal 1999.

         In 2001, the Company will continue its efforts to increase sales volume through focused marketing activities and through sales of the newly introduced products. The sales and marketing activities will consist of seeking further relationships with independent sales organizations and distributors, expanding its distribution activities with ICN Pharmaceuticals, and the Sigma Chemical Company. Newly introduced products will be marketed by the Company and potentially will be made available to one or more distributors. In addition, the Company will continue to focus on the sales of its proprietary products, which have better margins than the basal media and balanced salt solutions. The Company expects operating costs to increase in 2001 due to the expected costs of the clinical tests for ViaStem(TM). However, there can be no assurance that sales will increase or that the Company will be profitable in the future. Management does not expect to realize an operating profit in fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

         During 2000, the Company's capital expenditures totaled $8,676. The Company anticipates that capital expenditures for 2000 will be approximately $30,000 to fund additional sales, research and development, and manufacturing growth. This amount does not include any expenditures for clinical investigation.

         At August 31, 2000, the Company had cash and short-term investments totaling $624,822. This cash and short-term investment position is from the proceeds of the Company's March 1992 initial public offering as well as subsequent private placements in fiscal 1999 and 2000. Management believes that these funds will be sufficient to fund operating losses and capital expenditures for fiscal 2001.

         The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven year lease. The Company moved into the new facility during March, 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. The loan is secured by a certificate of deposit at the bank. The interest rate for this loan (currently at 5.5%) is tied to the certificate of deposit rate. The loan was renewed in fiscal 2000 for a one year term with a maturity in February, 2001. The balance of the tenant improvements over this amount was paid with Company funds.

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

         During the third quarter of fiscal 2000 additional funds in the amount of $211,750 were raised by selling units at $1.15 per unit and common stock at $1.40 per share to other investors in a private placement. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained. The Company intends to pursue additional financing in fiscal 2001, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

         At this time, management is not aware of any factors that would have a materially adverse impact on cash flow beyond fiscal 2001, other than the potential for continuing losses and the potential expenses associated with clinical trials for ViaStem(TM). Management expects operating losses to continue in fiscal 2001.


EFFECTS OF INFLATION

         The Company believes inflation will not have a significant impact on the Company's operations.

SEASONALITY

         The Company's operations are not subject to seasonal fluctuations.


ITEM 7 - FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference to the financial statements, reports, and notes beginning on page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the director and executive officer of the Company as of October 31, 2000. Directors hold office until the next Annual Shareholder's meeting.

             NAME                  AGE     POSITION
             ----                  ---     --------

             Milo R. Polovina      44      Chairman of the Board, President
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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended August 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the only officer whose annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                         Annual Compensation             Compensation
                                         -------------------             ------------

Name and                     Fiscal      Salary        Bonus       Compensation      Options
Principal Position            Year          $            $            $ (1)             #
------------------          -------      -------      -------      ------------      -------
Milo R. Polovina              2000       132,800            0           --            45,000
President, Chief              1999       135,838            0           --                 0
Executive Officer,            1998       138,998       15,000           --            40,000
Treasurer, and Secretary

         (1) The total amount of personal benefits paid to Mr. Polovina for fiscal 2000 was less than the lesser of (i) $50,000 or (ii) 10% of his total reported salary and bonus.

         Options in the amount of 45,000 were granted to Milo R. Polovina during fiscal 2000. No executive officer exercised options during fiscal 2000. The following table sets forth, for the Chief Executive Officer, the number and year-end value of unexercised options. (All such options were granted at the fair market value of the underlying shares as of the respective grant dates.)

           OPTION EXERCISES AND VALUE OF OPTIONS AT END OF FISCAL 2000

                           Number of Unexercised          Value of Unexercised
                             Options at End of            In-the-Money Options
                                Fiscal 2000               at End of Fiscal 2000 (1)
                           ---------------------          -------------------------

Name                   Exercisable    Unexercisable       Exercisable    Unexercisable
----                   -----------    -------------       -----------    -------------
Milo R. Polovina          205,000           --              $37,200            --

         (1) Calculated on the basis of the fair market value of the underlying securities at August 31, 2000, ($0.5625) minus the exercise price per share (ranging from $0.125 to $1.50).

STOCK OPTIONS AND WARRANTS

         The Company has issued certain Common Stock warrants and has a stock option plan which permits the granting of incentive stock options or non-qualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. A stock option plan, initiated prior to the Company's initial public offering
(IPO), reserved 200,000 shares of Common Stock available for future issuance. Additionally, certain options that were issued prior to the IPO are currently outstanding. No options or warrants have been exercised under the plan during Fiscal 1999 or 2000.

At August 31, 2000 and 1999, options for 292,000 and 212,000 shares, respectively, were exercisable. The total options outstanding at August 31, 2000 are 292,000, with exercise prices of $0.125 to $1.50 per share.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 31, 2000 by:
(i) each director of the Company, (ii) all directors and executive officers as a group, (iii) the Chief Executive Officer, and (iv) each shareholder who own more than 5% of the outstanding shares of Common Stock. Except as otherwise indicated, the Company believes each person listed below possesses sole voting and investment power with respect to the shares indicated. Beneficial ownership means the shareholder has voting or investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.


            NAME AND ADDRESS                         SHARES BENEFICIALLY OWNED
            OF BENEFICIAL OWNER                      NUMBER           PERCENT
            -------------------                      ------           -------

            DIRECTORS AND EXECUTIVE OFFICERS

            Milo R. Polovina                         821,600(1)         22.3
            1311 Helmo Avenue
            St. Paul, MN 55128

            All directors and executive officers     821,600            22.3
               as a group (1 person)

            PRINCIPAL HOLDERS

            Arnold & Joy Ann Espeseth                191,800             5.2
            Winger, MN 56592

            Gregory E. Meyer                         300,000             8.1
            Monmouth Beach, NJ 07750

            James E. Veiman                          300,000             8.1
            Anoka, MN 55304

            ------------------------

            (1) Includes (a) 559,100 shares of stock owned by Mr. Polovina; (b)
                2,500 shares owned by Mr. Polovina's wife, an employee of the Company; (c) 3,000 shares owned beneficially for Mr. Polovina's children; (d) options granted to Mr. Polovina for exercise within 60 days to purchase 205,000 shares; and (e) options granted to Mr. Polovina's wife for exercise within 60 days to purchase 52,000 shares.


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

                                     PART IV

ITEM 13 - EXHIBITS, AND REPORTS ON FORM 8-K

        A.  Documents filed:

            1. FINANCIAL STATEMENTS. The following documents are filed as part of this report on Form 10-KSB:
                                                                        PAGE
                                                                        ----

                Report of Independent Public Accountants.............   F-1
                Balance Sheets -- August 31, 2000 and 1999...........   F-2
                Statements of Operations -- Years ended
                   August 31, 2000 and 1999..........................   F-3
                Statements of Shareholders' Equity --
                   Years ended August 31, 2000 and 1999..............   F-4
                Statements of Cash Flows -- Years ended
                   August 31, 2000 and 1999..........................   F-5
                Notes to Financial Statements........................   F-6

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

            None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CELOX LABORATORIES, INC.



                                         By:   /s/ Milo R. Polovina
                                             -----------------------------------
                                               Milo R. Polovina
                                               Chairman of the Board
                                               and President and CEO

                                         Date: November 21, 2000






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

Signature                    Title                                    Date
---------                    -----                                    ----


/s/ Milo R. Polovina         Chairman of the Board,            November 21, 2000
-------------------------    President, CEO and Director
Milo R. Polovina             (principal executive officer
                             and principal financial officer)

CELOX LABORATORIES, INC.

Financial statements as of
August 31, 2000 and 1999
together with report of
independent public accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Celox Laboratories, Inc.:

We have audited the accompanying balance sheets of Celox Laboratories, Inc. (a Minnesota corporation) as of August 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celox Laboratories, Inc. as of August 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP



Minneapolis, Minnesota,
September 22, 2000

CELOX LABORATORIES, INC.

Balance sheets

As of August 31

                                                                                              2000            1999
                                                                                          -----------     -----------
                                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                              $    63,935     $   150,824
   Short-term investments, including $75,000 and $125,000 restricted for note payable         560,867         378,514
   Trade accounts receivable                                                                   33,816          20,653
   Related-party receivable                                                                     6,633           9,124
   Inventories-
      Raw materials                                                                            41,017          42,447
      Finished goods                                                                           12,174          15,459
   Other                                                                                       13,361           5,801
                                                                                          -----------     -----------
               Total current assets                                                           731,803         622,822
                                                                                          -----------     -----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   Laboratory and production equipment                                                        226,937         219,724
   Office furniture and equipment                                                              94,822          93,359
   Leasehold improvements                                                                     138,426         138,426
   Less- Accumulated depreciation                                                            (354,522)       (321,410)
                                                                                          -----------     -----------
               Net equipment and leasehold improvements                                       105,663         130,099

PATENTS, net                                                                                   51,852          55,356
                                                                                          -----------     -----------
                                                                                          $   889,318     $   808,277
                                                                                          ===========     ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                                                           $    73,926     $    75,745
   Trade accounts payable                                                                       7,277          12,828
   Accrued expenses                                                                            36,923          28,066
                                                                                          -----------     -----------
               Total current liabilities                                                      118,126         116,639
                                                                                          -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 40,000,000 shares authorized; 3,683,169 and 2,909,169
      shares issued and outstanding                                                            36,832          29,092
   Additional paid-in capital                                                               5,691,646       5,312,486
   Accumulated deficit                                                                     (4,957,286)     (4,649,940)
                                                                                          -----------     -----------
               Total shareholders' equity                                                     771,192         691,638
                                                                                          -----------     -----------
                                                                                          $   889,318     $   808,277
                                                                                          ===========     ===========


The accompanying notes are an integral part of these balance sheets.

CELOX LABORATORIES, INC.

Statements of operations

For the years ended August 31


                                                      2000           1999
                                                 -----------     -----------
NET SALES                                        $   201,436     $   198,142

COST OF SALES                                         93,119          92,717
                                                 -----------     -----------
               Gross profit                          108,317         105,425
                                                 -----------     -----------
OPERATING EXPENSES:
   Research and development                          144,935         167,061
   Marketing and sales                                90,030         107,080
   General and administrative                        209,036         229,206
                                                 -----------     -----------
               Total operating expenses              444,001         503,347
                                                 -----------     -----------
OPERATING LOSS                                      (335,684)       (397,922)

OTHER INCOME, net                                     28,338          33,957
                                                 -----------     -----------
NET LOSS                                         $  (307,346)    $  (363,965)
                                                 ===========     ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE      $     (0.09)    $     (0.13)
                                                 ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      3,271,292       2,827,347
                                                 ===========     ===========


The accompanying notes are an integral part of these financial statements.

CELOX LABORATORIES, INC.

Statements of shareholders' equity

For the years ended August 31

                                   Common stock           Additional
                            --------------------------      paid-in      Accumulated
                               Shares        Amount         capital        deficit          Total
                            -----------    -----------    -----------    -----------     -----------
BALANCE, August 31, 1998      2,744,169    $    27,442    $ 5,254,736    $(4,285,975)    $   996,203
      Shares issued             165,000          1,650         57,750             --          59,400
      Net loss                       --             --             --       (363,965)       (363,965)
                            -----------    -----------    -----------    -----------     -----------
BALANCE, August 31, 1999      2,909,169         29,092      5,312,486     (4,649,940)        691,638
      Shares issued             774,000          7,740        379,160             --         386,900
      Net loss                       --             --             --       (307,346)       (307,346)
                            -----------    -----------    -----------    -----------     -----------
BALANCE, August 31, 2000      3,683,169    $    36,832    $ 5,691,646    $(4,957,286)    $   771,192
                            ===========    ===========    ===========    ===========     ===========

The accompanying notes are an integral part of these financial statements.

CELOX LABORATORIES, INC.

Statements of cash flows

For the years ended August 31

                                                                               2000          1999
                                                                            ---------     ---------
OPERATING ACTIVITIES:
     Net loss                                                               $(307,346)    $(363,965)
     Adjustments to reconcile to net cash used for operating activities-
        Depreciation and amortization                                          36,616        50,317
        Changes in other operating elements:
           Trade accounts receivable                                          (13,163)       (1,804)
           Inventories                                                          4,715       (12,831)
           Other current assets                                                (7,560)        6,589
           Trade accounts payable                                              (5,551)        2,502
           Accrued expenses                                                     8,857           320
                                                                            ---------     ---------
                 Net cash used for operating activities                      (283,432)     (318,872)
                                                                            ---------     ---------
  INVESTING ACTIVITIES:
     Sale (purchase) of short-term investments, net                          (182,353)       80,922
     (Advances to) payments from related party, net                             2,491        (9,124)
     Purchases of equipment and leasehold improvements                         (8,676)       (5,228)
                                                                            ---------     ---------
                 Net cash provided by (used in) investing activities         (188,538)       66,570
                                                                            ---------     ---------
  FINANCING ACTIVITIES:
     Payments on note payable                                                 (76,819)       (6,394)
     Proceeds from issuance of note payable                                    75,000            --
     Proceeds from issuance of common stock                                   386,900        59,400
                                                                            ---------     ---------
                 Net cash provided by financing activities                    385,081        53,006
                                                                            ---------     ---------
                 Net decrease in cash and cash equivalents                    (86,889)     (199,296)

  CASH AND CASH EQUIVALENTS, beginning of year                                150,824       350,120
                                                                            ---------     ---------
  CASH AND CASH EQUIVALENTS, end of year                                    $  63,935     $ 150,824
                                                                            =========     =========

The accompanying notes are an integral part of these financial statements.

CELOX LABORATORIES, INC.

Notes to financial statements

August 31, 2000 and 1999


1        NATURE OF BUSINESS

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

The Company has experienced recurring losses since inception and has an accumulated deficit of approximately $4,957,000 at August 31, 2000. The Company expects to incur a loss in fiscal year 2001 which will be funded using existing cash and short-term investments.

Current and anticipated projects require additional capital. The Company may require funds to conduct marketing, research, preclinical studies, clinical trials and other such activities relating to the commercialization of potential products. However, the Company's access to capital funding is uncertain. If adequate funds are not available, the Company may be required to:

a.       Delay, reduce the scope of, or eliminate, one or more programs.

b. Obtain funds from collaborative partners, or others, that may require the Company to relinquish technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

c. Raise additional capital by issuing equity securities, which may result in further dilution to stockholders and new investors with rights superior to existing stockholders, if it is even possible to raise equity capital.

If required future financing is unavailable for any reason, the Company may be forced to discontinue operations.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

RELATED-PARTY RECEIVABLE

The Company advanced $11,000 under a promissory note to the president of the Company during 1999 at an interest rate of 6 percent, payable upon demand. The balance outstanding at August 31, 2000 and 1999 is reflected as related-party receivable in the accompanying balance sheets.

INVENTORIES

Inventories are valued at the lower of first-in, first-out cost or market and include cost of materials, labor and overhead.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from five to seven years.

INTANGIBLE ASSETS

Costs associated with obtaining patents have been capitalized and are being amortized on the straight-line method over the patents' estimated useful life of 17 years. Capitalized patent costs are shown net of amortization of $9,587 and $6,083 as of August 31, 2000 and 1999.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the potential for impairment of its long-lived assets (primarily property, plant and equipment and patents). If any such impairment exists, the related assets will be written down to fair value. This is in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." No impairment losses have been incurred through August 31, 2000.

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

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

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

RECLASSIFICATIONS

Certain fiscal 1999 amounts have been reclassified to conform to the fiscal 2000 classifications. These reclassifications had no effect on the net loss on shareholders' equity as previously reported.

3        FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, short-term investments and the note payable approximate fair values due to the short-term nature of these instruments.

4        NOTE PAYABLE

During fiscal 2000, the Company borrowed $75,000 under a note payable with a bank. The note bears interest at 5.5 percent, matures in February 2001 and is secured by a certificate of deposit held at the same bank.

The outstanding borrowings under a line of credit as of August 31, 1999 were paid at maturity in February 2000.

5        SHAREHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

The Company had granted options to purchase 349,300 shares of common stock. The Company has also adopted a stock option plan under which 200,000 shares of common stock have been reserved for future issuance.

Options granted, exercised and forfeited during 2000 and 1999 are as follows:


                                                       Weighted average
                                                        exercise price
                                           Shares         per share
                                           -------      --------------
            BALANCE, August 31, 1998       284,000      $0.125 to 1.50
               Canceled or expired         (72,000)      0.875 to 1.50
                                           -------
            BALANCE, August 31, 1999       212,000       0.125 to 1.50
               Granted                      85,000           0.125
               Canceled or expired          (5,000)          1.00
                                           -------
            BALANCE, August 31, 2000       292,000       0.125 to 1.50
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

The weighted average fair value of options granted in fiscal 2000 was $0.12. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.1 percent and expected option life of 10 years.

COMMON STOCK

The Company sold 270,000 shares of common stock at $1.15 per share in private offerings in February and March of 2000. In connection with the private offerings, warrants were issued to purchase an additional 540,000 shares of common stock at an exercise price of $.10 per share. In February and March 484,000 warrants were exercised for proceeds of $48,400.

The Company sold 20,000 shares of common stock at $1.40 per share in a private offering in March 2000.

The Company sold 55,000 shares of common stock at $1.00 per share to existing shareholders in a private offering in February 1999. In connection with the private offering, warrants were issued to purchase an additional 110,000 shares of common stock at an exercise price of $.04 per share. All warrants were exercised immediately for proceeds of $4,400.

6        CONCENTRATION OF CREDIT RISK

During fiscal years 2000 and 1999, sales to four customers were approximately 42 percent and 40 percent of net sales.

At August 31, 2000, two customers comprise 64 percent of the total accounts receivable balance, while at August 31, 1999, three customers comprised 35 percent of the total accounts receivable balance. Accounts receivable from foreign sales were 2 percent and 6 percent at August 31, 2000 and 1999.

7        INCOME TAXES

The differences between the income tax benefit at the federal statutory rate and the recorded benefit are as follows:

                                                       2000         1999
                                                    ---------    ---------
         Amount using the federal statutory rate    $(104,000)   $(124,000)

         Valuation allowance provided                 104,000      124,000
                                                    ---------    ---------
                        Total benefit               $      --    $      --
                                                    =========    =========

Deferred income tax assets consist of the following at August 31:


                                                   2000         1999
                                                ----------   ----------
         Net operating loss carryforwards       $1,502,000   $1,398,000
         Capital loss carryforwards                316,000      316,000
         Tax credit carryforwards                   40,000       40,000
         Valuation allowance                    (1,858,000)  (1,754,000)
                                                ----------   ----------
                  Net deferred tax assets       $       --   $       --
                                                ==========   ==========

Due to the Company's loss experience, a valuation allowance has been established to offset all future tax benefits resulting from operating and other income tax carryforwards.

The Company's net operating loss carryforwards and tax credit carryforwards expire in various amounts through 2020. The capital loss carryforward expires in 2001.

8        COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its office facility under an operating lease agreement expiring in January 2004 with an option for two five-year renewals. The lease requires payment for certain operating costs. Rent expense was $100,200 and $93,800 during fiscal years 2000 and 1999.

Future minimum lease payments are as follows at August 31, 1999:


                      2001                      73,700
                      2002                      73,700
                      2003                      73,700
                      2004                      30,700
                                              --------
                                              $251,800
                                              ========

LEGAL PROCEEDINGS

The Company, in the normal course of business, has commitments, lawsuits, contingent liabilities and claims; however, the Company does not expect that the resolution of any of these matters will have a material adverse effect on its financial position or results of operations.

EXECUTIVE EMPLOYMENT AGREEMENT

The Company has entered into an employment agreement with its chief executive officer for a period of 10 years providing for an annual base salary of not less than $126,000, an annual bonus (not to exceed one-half annual salary) and performance stock options awarded at the discretion of the board of directors. No bonus was authorized in fiscal years 2000 or 1999. During fiscal year 2000, 45,000 performance stock options were issued at an option price of $0.125. No performance stock options were issued during fiscal year 1999.