Form 10QSB
period 2000-11-30
CELOX LABORATORIES INC
filed 2001-01-12
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                           FORM 10-QSB

[X] Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended NOVEMBER 30, 2000 or
                               -----------------
[ ]   Transition report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from                  to               .
                                             ----------------    --------------

Commission file number          0-19866
                       ----------------------------

                            CELOX LABORATORIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

        MINNESOTA                                              36-3384240
-------------------------------                   ------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                        55128
------------------------------------------                     -------
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

                              Yes _X_    No ___

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date.

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON DECEMBER 31, 2000 WAS 3,683,169.

Transitional small business format disclosure:

                              Yes ___    No _X_

                                Table of Contents

                            CELOX LABORATORIES, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                November 30, 2000



PART I-- FINANCIAL INFORMATION                                              Page
                                                                            ----

        ITEM 1.     Financial Statements

                    Balance Sheet as of August 31, 2000
                       and November 30, 2000                                  3

                    Statement of Operations -- Three months ended
                       November 30, 2000 and November 30, 1999                5

                    Statement of Changes in Shareholders' Equity
                       for the year ended August 31, 2000 and the
                       three months ended November 30, 2000                   6

                    Statement of Cash Flows -- Three months ended
                       November 30, 2000 and November 30, 1999                7

                    Notes to Financial Statements                             8


        ITEM 2.     Management's Discussion and Analysis of Financial
                       Conditions and Results of Operations                   9


PART II-- OTHER INFORMATION                                                  14

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


CELOX LABORATORIES, INC.
BALANCE SHEET

                                           November 30,             August 31,
ASSETS                                        2000                     2000
                                           ------------            ------------
                                            (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents             $     128,704           $     63,935
     Certificates of deposit                     435,867                560,867
     Trade receivables                            36,061                 33,816
     Related-party receivable                      6,633                  6,633
     Accrued interest receivable                  12,988                 11,901
     Inventories                                  60,285                 53,191
     Prepaid expenses                              2,631                  1,460
                                           -------------           ------------

               Total current assets              683,169                731,803
                                           -------------           ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Laboratory and production equipment         226,937                226,937
     Office furniture and equipment               94,822                 94,822
     Leasehold improvements                      138,426                138,426
                                           -------------           ------------
                                                 460,185                460,185
     Less accumulated depreciation              (361,797)              (354,522)
                                           -------------           ------------

                                                  98,388                105,663
OTHER ASSETS
       Patents, net                               50,974                 51,852
                                           -------------           ------------

               TOTAL ASSETS                $     832,531           $    889,318
                                           =============           ============


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
BALANCE SHEET


                                              November 30,           August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY              2000                 2000
                                              ------------         ------------
                                               (Unaudited)
CURRENT LIABILITIES
     Accounts payable                         $     27,339               $7,277
     Accrued liabilities                            30,817               36,923
     Bank note payable - current                    73,463               73,926
                                              ------------       --------------

               Total current liabilities           131,619              118,126
                                              ------------       --------------

SHAREHOLDERS' EQUITY
     Common stock                                   36,832               36,832
     Additional paid-in capital                  5,691,646            5,691,646
                                              ------------       --------------
                                                 5,728,478            5,728,478
     Accumulated deficit                        (5,027,566)          (4,957,286)
                                              ------------       --------------

               Total shareholders' equity          700,912              771,192
                                              ------------       --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $832,531             $889,318
                                              ============       ==============


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

--------------------------------------------------------------------------------
                                                         Three months ended
                                                            November 30,
                                                      2000               1999
--------------------------------------------------------------------------------
REVENUES
  Net sales                                          $48,719            $52,375
  Cost of products sold                               20,883             19,393
--------------------------------------------------------------------------------

GROSS MARGIN                                          27,836             32,982
--------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                            35,391             35,855
  Marketing and sales                                 24,933             23,931
  Administration                                      64,716             68,711
--------------------------------------------------------------------------------

  Total operating expenses                           125,040            128,497

OPERATING LOSS                                       (97,204)           (95,515)

OTHER INCOME (EXPENSE)
  Interest and investment income                       7,422              4,998
  Other income                                        20,539                350
  Interest expense                                    (1,037)              (958)
--------------------------------------------------------------------------------

  Total other income, net                             26,924              4,390

NET LOSS                                            ($70,280)          ($91,125)
================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                          ($0.02)            ($0.03)
--------------------------------------------------------------------------------

                                                   3,683,169          2,909,169
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

================================================================================
 See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
--------------------------------------------------------------------------------

                                              Common Stock        Additional
                                           -------------------      Paid-in     Accumulated
                                           Shares       Amount      Capital       Deficit        Total
--------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1999                2,909,169    $29,092    $5,312,486    ($4,649,940)    $691,638

      Shares issued in
          private placement                 774,000      7,740       379,160                     386,900

      Net loss for the year                                                        (307,346)    (307,346)
--------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 2000                3,683,169    $36,832    $5,691,646    ($4,957,286)    $771,192

      Net loss for the period                                                       (70,280)     (70,280)
--------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 2000              3,683,169    $36,832    $5,691,646    ($5,027,566)    $700,912


See Notes to Financial Statements.

CELOX LABORATORIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                        Three months ended
                                                                                           November 30,
                                                                                    ---------------------------
                                                                                     2000                1999
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss for the period                                                        (70,280)            ($91,125)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
            Depreciation and amortization                                            8,153                8,976
            Changes in assets and liabilities:
                 (Increase) decrease in:
                     Accounts receivable                                            (2,245)              (4,838)
                     Accrued interest receivable                                    (1,087)              (2,761)
                     Inventories                                                    (7,094)               3,768
                     Prepaid expenses                                               (1,171)                (773)
                 Increase (decrease) in:
                     Accounts payable                                               20,062               19,868
                     Accrued liabilities                                            (6,106)               3,782
---------------------------------------------------------------------------------------------------------------

                     Net cash used in operating activities                         (59,768)             (63,103)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity (Purchase) of bank certificates of deposit, net                       125,000                    0
    Capital expenditures                                                                 0               (5,518)
---------------------------------------------------------------------------------------------------------------

                     Net cash from (used in) investing activities                  125,000               (5,518)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:

    Principal payments on bank note payable                                           (463)                (821)
---------------------------------------------------------------------------------------------------------------
                     Net cash used in financing activities                            (463)                (821)
                     Net decrease in cash
                       and cash equivalents                                         64,769              (69,442)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                             63,935              150,824
---------------------------------------------------------------------------------------------------------------

    End of period                                                                 $128,704              $81,382
===============================================================================================================

See Notes to Financial Statements.

CELOX LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS -- NOVEMBER 30, 2000


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

    The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's August 31, 2000 Form 10-KSB. This quarterly report should be read in connection with such annual report.


NOTE B - CASH AND CASH EQUIVALENTS

    For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE C -  SHORT-TERM INVESTMENTS

    As of November 30, 2000 the Company had investments of $435,867 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
    A. BACKGROUND AND PRODUCTS

    Celox Laboratories, Inc. ("Celox" or the "Company") is a cell technology company formed in 1985 that researches, develops, manufactures and markets cell biology products used in the propagation of cells derived from mammals, including humans, and other species. These specialized cell growth products are used primarily in academic, pharmaceutical, diagnostic and other commercial laboratories to improve the growth condition, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons and human growth factor. The Company focuses primarily on solving the fundamental problems associated in culturing cells with the use of serum, which is derived from the whole blood of animals and humans. One of these fundamental problems is the possibility of the "mad cow disease" (Bovine Spongiform Encephalopathy) to exist in the serum derived from the whole blood of animals. The Company's research activities have resulted in proprietary technology which has been used to commercialize its non-serum growth media, cell freezing solutions and other cell biology products.

    The Company markets over 25 different products. The Company's proprietary products consist of six different serum-free supplements: TCMT(M), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM)and two cell freezing solutions, Cellvation(TM) and pZerve(TM). VaxMax(TM), introduced in September of 1993, was developed specifically for use in the production of veterinary vaccines. Nephrigen(TM) was introduced in fiscal 1998 and is a serum-free growth medium developed specifically for the culturing of Human Embryonic Kidney (293) cells. As part of the Nephrigen(TM) system, the Company also introduced a non-enzymatic dissociation solution that is used instead of an enzyme such as trypsin. HemaPro(TM) was also introduced in fiscal 1998 and is a low protein, serum-free medium for clonogenic assays or EX VIVO expansion of human progenitor cells. The Company intends to obtain IN VITRO diagnostic status for HemaPro(TM). pZerve(TM) was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve(TM) is used as a research product only, it is not for human use. An additional proposed clinical product, ViaStem(TM), has completed preclinical testing. This product was developed to improve the preservation of critical cells (e.g., stem cells), which are required for bone marrow transplantation.

    During the first quarter of fiscal 2001 the Company introduced the new product STEMSOL(TM). STEMSOL(TM) is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations.

    The Company has received a Drug Master File classification from the Food and Drug Administration (FDA) for TCM(TM). This classification will expedite the FDA approval process for customers who want to use the Company's TCM(TM) product for manufacturing purposes.

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

    In 1997, the Company began providing its proprietary products to Sigma Chemical Company (NASDAQ:SIAL), St. Louis, MO. under a private label distribution agreement for worldwide distribution.

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






 RESULTS OF OPERATIONS

    During the quarter ended November 30, 2000, the Company had net sales of $48,719 which was a decrease of $3,656 or 7% from $52,375 reported in the same quarter for the prior year. The decrease between years results primarily from the amount and timing of custom orders as well as orders received from distributors and customers. The Company has also discontinued some products. In addition, the Company has been expending substantial efforts relating to the advancement of ViaStemTM.

    The Company had a net loss of $70,280 for the quarter ended November 30, 2000 compared to a net loss of $91,125 for the same period in the previous year. The decrease results primarily from the receipt of a check in the amount of $20,539 from the KPMG Litigation Settlement Fund. This check was the result of a settlement with the Piper Jaffray Institutional Government Fund's auditors, KPMG. The check was recognized as other income in the first quarter of fiscal 2001. On a per share basis, the loss for the current quarter equaled 2 cents versus a 3 cent loss in the comparable period in fiscal 1999.

    The cost of products sold was 43% of net sales for the three months ended November 30, 2000, as compared to 37%$ of net sales for the three months ended November 30, 1999. The increase for the current quarter results from reduced sales levels which results in a higher percentage of fixed manufacturing costs as compared to sales. The mix of products sold also impacts the cost of sales comparisons.

    An operating loss of $125,040 was generated for the quarter ended November 30, 2000 compared to an operating loss of $128,497 for the same period in the previous year. The decrease between years for the three month reporting period resulted from decreases in administrative expenses with relatively flat expenses in the marketing and sales and research and development areas.

    The Company received interest and investment income of $7,422 during the quarter ended November 30, 2000 as compared to $4,998 in the prior year. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering as well as from subsequent private placements. The increase in investment income during the quarter as compared to the previous year results from investing the proceeds of the private placements in bank certificates of deposit.

    Operating expenses decreased $3,457 (3%) to $125,040 from $128,497 for the quarter ended November 30, 2000 as compared to the prior year. The decrease for the three month reporting period as compared to the prior fiscal year results from lower administrative expenses along with a small increase in marketing and sales costs, which fluctuate based on timing of promotional activities, and flat research and development expenses.

    Research and development costs decreased by $464 (1%) to $35,391 from $35,855 in the current quarter as compared to the previous fiscal year. The small decrease for the current quarter reflects similar expenditures in the areas of salaries and wages and professional fees as compared to the prior year. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM) .

    Marketing expenses increased by $1,002 (4%) to $24,933 from $23,931 for the quarter ended November 30, 2000 as compared to the previous year. The increase for the current quarter as compared to the previous year results primarily from brochures and other marketing materials developed in connection with the introduction of STEMSOL(TM) during the quarter. The Company expects that marketing and sales expenses will fluctuate based on introduction of new products, new studies, and as new advertising materials are developed.

    Administrative expenses decreased by 3,995 (6%) for the quarter ended November 30, 2000 compared to the previous fiscal year to $64,716 from $68,711 The decrease for the three month reporting period is due to the timing of legal and professional fees expended in connection with the introduction of new products and certain matters related to ViaStem(TM).








LIQUIDITY AND CAPITAL RESOURCES

    Capital resources on hand at November 30, 2000 include cash and short-term investments of $564,571 and net working capital of $551,550 This represents a decrease of $60,231 (10%) in cash and short-term investments and a decrease of $62,127 (10%) in net working capital as compared to August 31, 2000.

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

    The Company anticipates spending approximately $50,000 during fiscal 2001 on capital expenditures. Through November, 2000 the Company has made no capital expenditures. The majority of the planned expenditures will be used to fund new products, research and development and manufacturing growth. The Company believes that its capital resources on hand at November 30, 2000 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.



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


                                              CELOX LABORATORIES, INC.


Dated: January 10, 2001                  By:      /S/ Milo R. Polovina
                                              ----------------------------------
                                              Milo R.  Polovina, President & CEO
                                              (Principal Financial Officer)