Form 10QSB
period 2001-02-28
CELOX LABORATORIES INC
filed 2001-04-16
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended FEBRUARY 28, 2001 or
                               -----------------

[]     Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from             to               .
                                                  -----------    --------------

Commission file number          0-19866
                       ----------------------------

                          PROTIDE PHARMACEUTICALS, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                               36-3384240
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                          55128
----------------------------------------                  ----------------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON APRIL 1, 2001 WAS 3,733,169.

Transitional small business format disclosure:

                                Yes ___   No _X_

                                Table of Contents

                          PROTIDE PHARMACEUTICALS, INC.
                          -----------------------------

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                February 28, 2001




PART I-- FINANCIAL INFORMATION                                              Page
                                                                            ----

    ITEM 1.   Financial Statements

              Balance Sheet as of August 31, 2000
                 and February 28, 2001                                        3

              Statement of Operations -- Three months ended
                 February 28, 2001 and February 29, 2000, and
                 six months ended February 28, 2001 and
                 February 29, 2000                                            5

              Statement of Changes in Shareholders' Equity
                 for the year ended August 31, 2000 and the
                 six months ended February 28, 2001                           6

              Statement of Cash Flows -- Six months ended
                 February 28, 2001 and February 29, 2000                      7

              Notes to Financial Statements                                   8


    ITEM 2.   Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                         9


PART II-- OTHER INFORMATION                                                  14

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET
                                            February 28,   August 31,
ASSETS                                          2001         2000
                                             ----------    ---------
                                            (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents              $ 109,133     $  63,935
      Certificates of deposit                  390,000       560,867
      Trade receivables                         27,564        33,816
      Accrued interest receivable                9,283        11,901
      Inventories                               58,894        53,191
      Other Assets                               2,073         8,093
                                             ---------     ---------

                  Total current assets         596,947       731,803
                                             ---------     ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment      226,937       226,937
      Office furniture and equipment            94,822        94,822
      Leasehold improvements                   138,426       138,426
                                             ---------     ---------
                                               460,185       460,185
      Less accumulated depreciation           (369,072)     (354,522)
                                             ---------     ---------

                                                91,113       105,663
OTHER ASSETS
      Patents, net                              50,096        51,852
                                             ---------     ---------

                  TOTAL ASSETS               $ 738,156     $ 889,318
                                             =========     =========


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET
                                                February 28,     August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                2001            2000
                                                -----------     -----------
                                                (Unaudited)
CURRENT LIABILITIES
      Accounts payable                          $    12,964     $     7,277
      Accrued liabilities                            32,691          36,923
      Bank note payable - current                    73,146          73,926
                                                -----------     -----------

                  Total current liabilities         118,801         118,126
                                                -----------     -----------

SHAREHOLDERS' EQUITY
      Common stock                                   36,882          36,832
      Additional paid-in capital                  5,696,596       5,691,646
                                                -----------     -----------
                                                  5,733,478       5,728,478
      Accumulated deficit                        (5,114,123)     (4,957,286)
                                                -----------     -----------

                  Total shareholders' equity        619,355         771,192
                                                -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   738,156     $   889,318
                                                ===========     ===========


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                         Three months ended                   Six months ended
                                                      February 28, February 29,           February 28, February 29
                                                       2001              2000              2001              2000
-------------------------------------------------------------------------------------------------------------------
REVENUES
  Net sales                                            50,461            42,442       $    99,180       $    94,817
  Cost of products sold                                19,512            18,488            40,395            37,881
-------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                           30,949            23,954            58,785            56,936

-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                             43,483            36,093            78,874            71,948
  Marketing and sales                                  24,262            23,336            49,195            47,266
  Administration                                       55,832            50,119           120,549           118,830
-------------------------------------------------------------------------------------------------------------------

  Total operating expenses                            123,577           109,548           248,618           238,044

OPERATING LOSS                                        (92,628)          (85,594)         (189,833)         (181,108)

OTHER INCOME (EXPENSE)
  Interest and investment income                        6,756             4,175            14,178             9,174
  Other income                                              0                 0            20,539               350
  Interest expense                                       (684)           (1,275)           (1,721)           (2,233)
-------------------------------------------------------------------------------------------------------------------

  Total other income, net                               6,072             2,900            32,996             7,291

NET LOSS                                              (86,556)          (82,694)      ($  156,837)      ($  173,817)
===================================================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                            (0.02)            (0.03)      ($     0.04)      ($     0.06)
-------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           3,715,947         2,950,279         3,699,467         2,929,724
===================================================================================================================

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                              Common Stock               Additional
                                             --------------               Paid-in        Accumulated
                                        Shares            Amount          Capital           Deficit            Total
----------------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1999            2,909,169       $    29,092       $ 5,312,486      ($4,649,940)      $   691,638

       Shares issued in
           private placement            774,000             7,740           379,160                            386,900


       Net loss for the year                                                                (307,346)         (307,346)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 2000            3,683,169       $    36,832       $ 5,691,646      ($4,957,286)      $   771,192

       Shares issued in
           private placement               50,0                50             4,950                              5,000


       Net loss for the period                                                              (156,837)         (156,837)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 28, 2001          3,733,169       $    36,882       $ 5,696,596      ($5,114,123)      $   619,355

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

------------------------------------------------------------------------------------------------------
                                                                                Six months ended
                                                                          February 28      February 29
                                                                          ----------------------------
                                                                              2001             2000
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                               (156,837)        ($173,817)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                                   16,306            18,149
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                                     6,252             3,350
                      Accrued interest receivable                             2,618            (1,507)
                      Inventories                                            (5,703)            4,462
                      Other assets                                            6,020              (833)
                  Increase (decrease) in:
                      Accounts payable                                        5,687            (6,540)
                      Accrued liabilities                                    (4,232)            7,759
------------------------------------------------------------------------------------------------------

                      Net cash used in operating activities                (129,889)         (148,977)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity (Purchase) of bank certificates of deposit, net               170,867           (65,756)
     Capital expenditures                                                         0            (5,518)
------------------------------------------------------------------------------------------------------

                      Net cash from (used in) investing activities          170,867           (71,274)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
     Issuance of common stock                                                 5,000           175,150
     Principal payments on bank note payable                                   (780)             (889)
------------------------------------------------------------------------------------------------------
                      Net cash from financing activities                      4,220           174,261
                      Net increase (decrease) in cash
                        and cash equivalents                                 45,198           (45,990)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                     63,935           150,824
------------------------------------------------------------------------------------------------------

     End of period                                                        $ 109,133         $ 104,834
======================================================================================================

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS -- FEBRUARY 28, 2001


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

NOTE C -  SHORT-TERM INVESTMENTS

     As of February 28, 2001 the Company had investments of $390,000 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.

NOTE D -  NOTES PAYABLE BANK

     During April, 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenant improvements in the Company's new facility. In February, 2001 the loan was renegotiated with a different bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.5%, is tied to the certificate of deposit rate.

NOTE E -  LOSS PER COMMON SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 292,000 shares were not included in the computation of diluted loss per share as the results were antidilutive.

NOTE F - RECLASSIFICATION

     Certain fiscal 2000 amounts have been reclassified to conform to the fiscal 2001 classifications. These reclassifications had no effect on the net loss or shareholders' equity as previously reported.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
     a. BACKGROUND AND PRODUCTS

     In January, 2001 Celox Laboratories, Inc. and its wholly owned subsidiary, Protide Pharmaceuticals, Inc., merged with the surviving corporation named Protide Pharmaceuticals, Inc. A new ticker symbol, "PPMD", became effective January 12, 2001.

     Protide Pharmaceuticals, Inc. ("Protide" or the "Company") is a cell technology company formed in 1985 that researches, develops, manufactures and markets cell biology products used in the propagation of cells derived from mammals, including humans, and other species. These specialized cell growth products are used primarily in academic, pharmaceutical, diagnostic and other commercial laboratories to improve the growth condition, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons and human growth factor. The Company focuses primarily on solving the fundamental problems associated in culturing cells with the use of serum, which is derived from the whole blood of animals and humans. One of these fundamental problems is the possibility of the "mad cow disease" (Bovine Spongiform Encephalopathy) to exist in the serum derived from the whole blood of animals. The Company's research activities have resulted in proprietary technology which has been used to commercialize its non-serum growth media, cell freezing solutions and other cell biology products.

     The Company markets over 25 different products. The Company's proprietary products consist of six different serum-free supplements: TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM) and two cell freezing solutions, Cellvation(TM) and pZerve(TM). VaxMax(TM), introduced in September of 1993, was developed specifically for use in the production of veterinary vaccines. Nephrigen(TM) was introduced in fiscal 1998 and is a serum-free growth medium developed specifically for the culturing of Human Embryonic Kidney (293) cells. As part of the Nephrigen(TM) system, the Company also introduced a non-enzymatic dissociation solution that is used instead of an enzyme such as trypsin. HemaPro(TM) was also introduced in fiscal 1998 and is a low protein, serum-free medium for clonogenic assays or EX VIVO expansion of human progenitor cells. The Company intends to obtain IN VITRO diagnostic status for HemaPro(TM). pZerve(TM) was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve(TM) is used as a research product only, it is not for human use. An additional proposed clinical product, ViaStem(TM), has completed preclinical testing. This product was developed to improve the preservation of critical cells (e.g., stem cells), which are required for bone marrow transplantation.

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

     During May, 2000 the Company submitted an application to the Food and Drug Administration (FDA) to initiate human clinical trials for ViaStem(TM). This was the first submission ever made by the Company to the FDA for testing in human subjects. In August, 2000 the Company announced that it had received notice from the FDA that the clinical trial on had been placed on clinical hold pending further information. The Company is currently working with the University of Minnesota and possibly other transplant centers to complete and expedite the submission of the additional requested information to the FDA.

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




RESULTS OF OPERATIONS

     During the quarter ended February 28, 2001, the Company had net sales of $50,461 which was an increase of $8,019 or 19% from $42,442 reported in the same quarter for the prior year. For the six month period ended February 28, 2001 net sales totaled $99,180 resulting in an increase of $4,363 (5%) from the $94,817 reported in the comparable period in the previous fiscal year. The increase between years for both of the reporting periods results primarily from the amount and timing of custom orders, orders resulting from new products as well as orders received from distributors.

     The Company had a net loss of $86,556 for the quarter ended February 28, 2001 compared to a net loss of $82,694 for the same period in the previous year. For the six months ended February 28, 2001 the Company had a net loss of $156,837 compared to a net loss of $173,817 for the comparable period in the previous fiscal period. The increase in net loss for the three month reporting period results from increased research and development costs as well as higher administrative costs which are offset by higher net sales. The decrease between years for the six month reporting periods results primarily from the receipt of a check in the amount of $20,539 from the KPMG Litigation Settlement Fund offset by higher research and development and administrative costs. The KPMG check was the result of a settlement with the Piper Jaffray Institutional Government Fund's auditors, KPMG. The check was recognized as other income in the first quarter of fiscal 2001. On a per share basis, the loss for the quarter ended February 28, 2001 equaled 2 cents versus a 3 cent loss in the comparable period in fiscal 2000. For the six months ended February 28, 2001 the Company had a 4 cent loss per share compared to a 6 cent loss for the comparable period in the previous fiscal year.

     The cost of products sold was 39% of net sales for the three months ended February 28, 2001, as compared to 44% of net sales for the three months ended February 29, 2000. The cost of products sold for the six months ended February 28, 2001 was 41% of net sales compared to 40% of net sales for the six months ended February 29, 2000. The decrease between years for the three month reporting periods results from higher sales levels which results in a lower percentage of fixed manufacturing costs as well as increased sales of contract manufactured products. The small increase for the current six month period as compared to the previous fiscal year results from the mix of products sold.

     An operating loss of $92,628 was incurred for the quarter ended February 28, 2001 compared to an operating loss of $85,594 for the same period in the previous year. For the six months ended February 28, 2001 an operating loss of $189,833 was incurred compared to an operating loss of $181,108 for the six months ended February 29, 2000. The increase between years for the three month reporting period as well as the six month reporting period resulted from increases in research and development expenses as well as administrative expenses, offset by increased sales.

     The Company received interest and investment income of $6,756 during the quarter ended February 28, 2001 as compared to $4,175 in the prior year. Interest and investment income was $14,178 for the six month period ended February 28, 2001 versus $9,174 in the comparable period in fiscal 2000. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering as well as from subsequent private placements. The increase in investment income during the quarter as well as for the six month period as compared to the previous year results from investing the proceeds of the private placements in bank certificates of deposit.

     Operating expenses increased $14,029 (13%) to $123,577 from $109,548 for the quarter ended February 28, 2001 as compared to the prior year. Operating expenses increased $10,574 (4%) to $248,618 from $238,044 for the six months ended February 28, 2001 compared to the six month period in the previous fiscal year. The increase for both reporting periods as compared to the prior fiscal year results from increased research and development expenses and higher administrative expenses..

     Research and development costs increased by $7,390 (20%) to $43,483 from $36,093 in the current quarter as compared to the previous fiscal year. Research and development expenses increase by $6,926 (10%) to $78,874 from $71,948 in the six month reporting period as compared to the same period in the prior fiscal year. The increase for both of the reporting periods results from increased salaries and wages and professional fees as compared to the prior year. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM) .

     Marketing expenses increased by $926 (4%) to $24,262 from $23,336 for the quarter ended February 28, 2001 as compared to the previous year. For the six months ended February 28, 2001 marketing and sales expenses increased by $1,929 (4%) to $49,195 from $47,266 in fiscal 2000. The increase for the six month reporting period as compared to the previous year results primarily from brochures and other marketing materials developed in connection with the introduction of STEMSOL(TM). The Company expects that marketing and sales expenses will fluctuate based on introduction of new products, new studies, and as new advertising materials are developed.

     Administrative expenses increased by $5,713 (11%) for the quarter ended February 28, 2001 compared to the previous fiscal year to $55,832 from $50,119 Administrative expenses increased by $1,719 (1%) for the six months ended February 28, 2001 as compared to the comparable period in the previous fiscal year to $120,549 from $118,830. The increase for the three month reporting period results from higher utility expenses as well as increased professional fees incurred in connection with the Company's name change. The small increase for the six month reporting period is due to the increased utility expense and name change professional fees offset somewhat by the amount and timing of other legal and professional fees.




LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at February 28, 2001 include cash and short-term investments of $499,133 and net working capital of $478,146 This represents a decrease of $125,669 (20%) in cash and short-term investments and a decrease of $135,531 (22%) in net working capital as compared to August 31, 2000.

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

     The Company anticipates spending approximately $30,000 during fiscal 2001 on capital expenditures. Through February, 2001 the Company has made no capital expenditures. The majority of the planned expenditures will be used to fund new products, research and development and manufacturing growth. The Company believes that its capital resources on hand at February 28, 2001 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.

     During the second quarter of fiscal 2001, an additional 50,000 shares were issued as a result of a private placement participant exercising warrants.




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

                                              PROTIDE PHARMACEUTICALS, INC.


Dated: April 12, 2001                     By: /S/ Milo R. Polovina
                                              ----------------------------------
                                              Milo R.  Polovina, President & CEO
                                              (Principal Financial Officer)