Form 10QSB
period 2001-05-31
CELOX LABORATORIES INC
filed 2001-07-13
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended MAY 31, 2001 or

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission file number         0-19866
                       ----------------------

                          PROTIDE PHARMACEUTICALS, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

            MINNESOTA                                      36-3384240
--------------------------------------------         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                  55128
--------------------------------------------         ---------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON JULY 1, 2001 WAS 3,733,169.

Transitional small business format disclosure:

                               Yes _____ No __X__

                                Table of Contents

                          PROTIDE PHARMACEUTICALS, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                  May 31, 2001



PART I -- FINANCIAL INFORMATION                                                              Page
                                                                                             ----

            ITEM 1.         Financial Statements

                            Balance Sheet as of August 31, 2000
                                and May 31, 2001                                               3

                            Statement of Operations -- Three months ended
                                May 31, 2001 and 2000 and nine months ended
                                May 31, 2001 and 2000                                          5

                            Statement of Changes in Shareholders' Equity
                                for the year ended August 31, 2000 and the
                                nine months ended May 31, 2001                                 6

                            Statement of Cash Flows -- Nine months ended
                                May 31, 2001 and 2000                                          7

                            Notes to Financial Statements                                      8


            ITEM 2.         Management's Discussion and Analysis of Financial
                                Conditions and Results of Operations                           9


PART II -- OTHER INFORMATION                                                                      14


                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                      May 31,     August 31,
ASSETS                                                 2001         2000
                                                     ---------    ---------
                                                    (Unaudited)
CURRENT ASSETS
       Cash and cash equivalents                     $ 104,596    $  63,935
       Certificates of deposit                         315,000      560,867
       Trade receivables                                22,851       33,816
       Accrued interest receivable                       8,692       11,901
       Inventories                                      58,885       53,191
       Other Assets                                      4,119        8,093
                                                     ---------    ---------

                        Total current assets           514,143      731,803
                                                     ---------    ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
       Laboratory and production equipment             226,937      226,937
       Office furniture and equipment                   94,822       94,822
       Leasehold improvements                          138,426      138,426
                                                     ---------    ---------
                                                       460,185      460,185
       Less accumulated depreciation                  (376,347)    (354,522)
                                                     ---------    ---------

                                                        83,838      105,663
OTHER ASSETS
       Patents, net                                     49,219       51,852
                                                     ---------    ---------

                        TOTAL ASSETS                 $ 647,200    $ 889,318
                                                     =========    =========


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET


                                                      May 31,        August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2001            2000
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT LIABILITIES
       Accounts payable                              $     7,856    $     7,277
       Accrued liabilities                                37,239         36,923

       Bank note payable - current                        72,661         73,926
                                                     -----------    -----------

                        Total current liabilities        117,756        118,126
                                                     -----------    -----------

SHAREHOLDERS' EQUITY
       Common stock                                       36,882         36,832
       Additional paid-in capital                      5,696,596      5,691,646
                                                     -----------    -----------
                                                       5,733,478      5,728,478
       Accumulated deficit                            (5,204,034)    (4,957,286)
                                                     -----------    -----------

                        Total shareholders' equity       529,444        771,192
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   647,200    $   889,318
                                                     ===========    ===========


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)


                                                                  Three months ended            Nine months ended
                                                                        May 31,                       May 31,
                                                                   2001          2000            2001          2000
-----------------------------------------------------------------------------------------------------------------------
REVENUES
  Net sales                                                    $    47,648    $    33,018    $   146,828    $   127,835
  Cost of products sold                                             18,896         19,793         59,291         57,674
-----------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                        28,752         13,225         87,537         70,161

-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                                          37,365         37,418        116,239        109,366
  Marketing and sales                                               32,811         23,965         82,006         71,231
  Administration                                                    51,396         44,384        171,945        163,214
-----------------------------------------------------------------------------------------------------------------------

  Total operating expenses                                         121,572        105,767        370,190        343,811

OPERATING LOSS                                                     (92,820)       (92,542)      (282,653)      (273,650)

OTHER INCOME (EXPENSE)
  Interest and investment income                                     4,271          7,467         18,449         16,641
  Other income                                                           0          6,400         20,538          6,752
  Interest expense                                                  (1,361)        (1,027)        (3,082)        (3,260)
-----------------------------------------------------------------------------------------------------------------------

  Total other income, net                                            2,910         12,840         35,905         20,133

NET LOSS                                                       ($   89,910)   ($   79,702)   ($  246,748)   ($  253,517)
=======================================================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                                   ($     0.02)   ($     0.02)   ($     0.07)   ($     0.08)
-----------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                        3,733,169      3,535,126      3,710,825      3,132,997
=======================================================================================================================





See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                           Common Stock         Additional
                                          --------------         Paid-in     Accumulated
                                      Shares        Amount       Capital        Deficit        Total
-------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1999           2,909,169   $    29,092   $ 5,312,486   ($4,649,940)   $   691,638

         Shares issued in
             private placement         774,000         7,740       379,160                      386,900


         Net loss for the year                                                  (307,346)      (307,346)
-------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 2000           3,683,169   $    36,832   $ 5,691,646   ($4,957,286)   $   771,192

         Shares issued in
             private placement          50,000            50         4,950                        5,000


         Net loss for the period                                                (246,748)      (246,748)
-------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2001              3,733,169   $    36,882   $ 5,696,596   ($5,204,034)   $   529,444



See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)


                                                                                     Nine months ended
                                                                                           May 31
                                                                                      2001        2000
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss for the period                                                      ($246,748)   ($253,517)
      Adjustments to reconcile net loss to
         net cash used in operating activities:
                  Depreciation and amortization                                       24,458       27,348
                  Changes in assets and liabilities:
                        (Increase) decrease in:
                              Accounts receivable                                     10,965        6,581
                              Accrued interest receivable                              3,209       (5,729)
                              Inventories                                             (5,694)       3,974
                              Other assets                                             3,974       (1,813)
                        Increase (decrease) in:
                              Accounts payable                                           579       (8,908)
                              Accrued liabilities                                        316        9,873
---------------------------------------------------------------------------------------------------------

                              Net cash used in operating activities                 (208,941)    (222,191)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturity (Purchase) of bank certificates of deposit, net                       245,867     (180,042)
      Capital expenditures                                                                 0       (6,981)
---------------------------------------------------------------------------------------------------------

                              Net cash from (used in) investing activities           245,867     (187,023)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
      Issuance of common stock                                                         5,000      386,900
      Principal payments on bank note payable                                         (1,265)      (1,363)
---------------------------------------------------------------------------------------------------------
                              Net cash from financing activities                       3,735      385,537
                              Net increase (decrease) in cash
                                and cash equivalents                                  40,661      (23,677)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                             63,935      150,824
---------------------------------------------------------------------------------------------------------

      End of period                                                                $ 104,596    $ 127,147
=========================================================================================================



See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS -- MAY 31, 2001


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

NOTE C - SHORT-TERM INVESTMENTS

      As of May 31, 2001 the Company had investments of $315,000 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.

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

      Protide Pharmaceuticals, Inc. ("Protide" or the "Company") is a biotechnology company devoted to the discovery, development and commercialization of technologies and processes in clinical cell therapy and transfusion medicine, specifically in the areas of cancer, genetic disorders, cell engineering and transplantation. The focus of Protide is in the area of gene therapy, cell therapy and contract manufacturing for companies and educational institutions that are working in these areas.

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

      In 1997, the Company entered into a non-exclusive distribution agreement with TaKaRa Shuzo Co., Ltd., Biomedical Group, Kyoto, Japan. Under the agreement, TaKaRa will initially market Protide's proprietary product Cellvation(TM). TaKaRa's Biomedical Group leads the industry in several areas owing to the international scope of its research operations which span from the People's Republic of China to North America and Europe. TaKaRa will market Cellvation(TM) in Japan, Taiwan, Korea and People's Republic of China.

      The Company also has distribution of its products in Japan through Funakoshi Co., LTD, a well established Japanese distributor.

      In March, 2000, the Company entered into an agreement with SciQuest.com, Inc. (NASDAQ:SQST) to sell its products online. This agreement was canceled in the third quarter of fiscal 2001 after SciQuest.com made changes to the agreement which were unfavorable to Protide.






RESULTS OF OPERATIONS

      During the quarter ended May 31, 2001, the Company had net sales of $47,648 which was an increase of $14,630 or 44% from $33,018 reported in the same quarter for the prior fiscal year. For the nine month period ended May 31, 2001 net sales totaled $146,828 resulting in an increase of $18,993 (15%) from the $127,835 reported in the comparable period in the previous fiscal year. The increase between years for both of the reporting periods results primarily from the amount and timing of custom orders, orders resulting from new products as well as orders received from distributors.

      The Company had a net loss of $89,910 for the quarter ended May 31, 2001 compared to a net loss of $79,702 for the same period in the previous fiscal year. For the nine months ended May 31, 2001 the Company had a net loss of $246,748 compared to a net loss of $253,517 for the comparable period in the previous fiscal period. The increase in net loss for the three month reporting period results from increased marketing and sales expenses as well as higher administrative costs which are offset by higher net sales. The decrease between years for the nine month reporting periods results primarily from the receipt of a check in the amount of $20,539 from the KPMG Litigation Settlement Fund offset by higher operating expenses during the nine month period in the current fiscal year. The KPMG check was the result of a settlement with the Piper Jaffray Institutional Government Fund's auditors, KPMG. The check was recognized as other income in the first quarter of fiscal 2001. On a per share basis, the loss for the quarter ended May 31, 2001 equaled 2 cents versus a 2 cent loss in the comparable period in fiscal 2000. For the nine months ended May 31, 2001 the Company had a 7 cent loss per share compared to a 8 cent loss for the comparable period in the previous fiscal year.

      The cost of products sold was 40% of net sales for the three months ended May 31, 2001, as compared to 60% of net sales for the three months ended May 31, 2000. The cost of products sold for the nine months ended May 31, 2001 was 40% of net sales compared to 45% of net sales for the nine months ended May 31, 2000. The decrease between years for the three month reporting periods results from higher sales levels which results in a lower percentage of fixed manufacturing costs as well as increased sales of contract manufactured products. The decrease for the current nine month period as compared to the previous fiscal year results from increased sales as well as the mix of products sold.

      An operating loss of $92,820 was incurred for the quarter ended May 31, 2001 compared to an operating loss of $92,542 for the same period in the previous fiscal year. For the nine months ended May 31, 2001 an operating loss of $282,653 was incurred compared to an operating loss of $273,650 for the nine months ended May 31, 2000. The slight increase between years for the three month reporting period resulted from increased marketing and sales expenses and administrative expenses which were offset by increases sales. For the nine month reporting period the increase resulted from increases in research and development expenses, sales and marketing expenses and administrative expenses, offset by increased sales.

      The Company received interest and investment income of $4,271 during the quarter ended May 31, 2001 as compared to $7,467 in the prior fiscal year. Interest and investment income was $18,449 for the nine month period ended May 31, 2001 versus $16,641 in the comparable period in fiscal 2000. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering as well as from subsequent private placements. The decrease in investment income in the current three month reporting period as compared to the previous fiscal period is due to lower effective interest rates on investments and reduced investment balances from using cash in operations. The increase in investment income during the nine month period as compared to the previous fiscal year results from investing the proceeds of the private placements in bank certificates of deposit.

      Operating expenses increased $15,805 (15%) to $121,572 from $105,767 for the quarter ended May 31, 2001 as compared to the prior fiscal year. Operating expenses increased $9,003 (3%) to $282,653 from $273,650 for the nine months ended May 31, 2001 compared to the nine month period in the previous fiscal year. The increase for the three month reporting period results from increased marketing and sales expenditures as well as increased administrative expenses as compared to the prior fiscal year. For the nine month reporting period, all of the operating expense categories increased as compared to the prior fiscal year.

      Research and development costs decreased by $53 to $37,365 from $37,418 in the current quarter as compared to the previous fiscal year. Research and development expenses increase by $6,873 (6%) to $116,239 from $109,366 in the nine month reporting period as compared to the same period in the prior fiscal year. The increase for the ninth month reporting period results from increased salaries and wages and professional fees as compared to the prior year. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).

      Marketing expenses increased by $8,846 (37%) to $32,811 from $23,965 for the quarter ended May 31, 2001 as compared to the previous fiscal year. For the nine months ended May 31, 2001 marketing and sales expenses increased by $10,775 (15%) to $82,006 from $71,231 in fiscal 2000. The increase for both three month and the nine month reporting periods as compared to the previous fiscal year results from brochures and other marketing materials developed in connection with the introduction of STEMSOL(TM) as well as other costs associated with the introduction of new products. The Company expects that marketing and sales expenses will fluctuate based on introduction of new products, new studies, and as new advertising materials are developed.

      Administrative expenses increased by $7,012 (16%) for the quarter ended May 31, 2001 compared to the previous fiscal year to $51,396 from $44,384. Administrative expenses increased by $8,731 (5%) for the nine months ended May 31, 2001 as compared to the comparable period in the previous fiscal year to $171,945 from $163,214. The increase for the three month reporting period results from increased health insurance premiums and legal fees incurred in connection with yearly patent fees. For the nine month reporting period the increase resulted from higher utility expenses as well as increased professional fees incurred in connection with the Company's name change.




LIQUIDITY AND CAPITAL RESOURCES

      Capital resources on hand at May 31, 2001 include cash and short-term investments of $419,596 and net working capital of $396,387 This represents a decrease of $205,206 (33%) in cash and short-term investments and a decrease of $217,290 (35%) in net working capital as compared to August 31, 2000.

      The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven year lease. The Company moved into the new facility during March, 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. In February, 2000 the loan was renegotiated with a different bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.5%, is tied to the certificate of deposit rate. The loan is renewed annually for a one year term with the current maturity in February, 2002. The balance of the tenant improvements over this amount was paid with Company funds.

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

      During the second quarter of fiscal 2001, an additional 50,000 shares were issued as a result of a private placement participant exercising warrants

      The Company intends to pursue additional financing, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

      The Company anticipates spending approximately $10,000 during fiscal 2001 on capital expenditures. Through May, 2001 the Company has made no capital expenditures. The majority of the planned expenditures will be used to fund new products, research and development and manufacturing growth. The Company believes that its capital resources on hand at May 31, 2001 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.




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


                                       PROTIDE PHARMACEUTICALS, INC.


Dated: July 12, 2001                   By: /S/ Milo R. Polovina
                                           -------------------------------------
                                           Milo R. Polovina, President & CEO
                                           (Principal Financial Officer)