Form 10KSB
period 2001-08-31
CELOX LABORATORIES INC
filed 2001-11-28
CIK 883720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

Commission file number: 0-19866

                          PROTIDE PHARMACEUTICALS, INC.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____ No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's sales for its most recent fiscal year were $203,564.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on October 31, 2001 as reported on the Over-the-Counter Market, was approximately $385,300. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this number, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 31, 2001, the registrant had outstanding 3,733,169 shares of Common Stock.

         Transitional Small Business Disclosure Format. _____ Yes __X__ No
         Exhibit Index is located on page 19.

                                     PART I


ITEM 1 - BUSINESS

         In January 2001 Celox Laboratories, Inc. and its wholly owned subsidiary, Protide Pharmaceuticals, Inc., merged with the surviving corporation named Protide Pharmaceuticals, Inc. A new ticker symbol, "PPMD," became effective January 12, 2001.

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

         Celox Laboratories, Inc. will continue to market products that are sold for research purposes. Celox was formed in 1985 as a Company that researches, develops, manufactures, and markets cell biology products that are used in the propagation of cells derived from mammals, including humans, and other species. These specialized cell growth products are used primarily in academic, pharmaceutical and other commercial laboratories to improve the growth, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons, and human growth factor. Since its inception, the Company has pursued a strategy of developing non-serum based products for the growth of human and other mammalian cells which management believes will have significant commercial potential.


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


PRODUCTS AND SERVICES

         The Company distributes 20 different products. Products manufactured and sold by Protide Pharmaceuticals, Inc. include HemaPro(TM), which is a low protein, serum-free medium for clonogenic assays or EX VIVO expansion of human progenitor cells; Stemsol(TM), which is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations and DMSO/Dextran which is also a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) with Dextran added as a buffer. It too is used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations. The Company intends to obtain IN VITRO diagnostic status for HemaPro(TM). An additional proposed clinical product, ViaStem(TM), is undergoing additional preclinical testing. This product was developed to improve the preservation of critical cells (e.g., human stem cells and dendritic cells), which are required for bone marrow transplantation. Additional uses for ViaStem(TM) include cryopreservation of cord blood and platelets.

         Celox Laboratories, Inc. will continue to market the proprietary serum-free supplements: TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM) and VaxMax(TM) and two cell freezing solutions, Cellvation(TM) and a newly introduced product, pZerve(TM). VaxMax(TM), introduced in September of 1993, was developed specifically for use in the production of veterinary vaccines. Nephrigen(TM) was introduced in fiscal 1998 and is a serum-free growth medium developed specifically for the culturing of Human Embryonic Kidney (293) cells. As part of the Nephrigen(TM) system, the Company also introduced a non-enzymatic dissociation solution that is used instead of an enzyme such as trypsin. pZerve(TM) was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve(TM) is used as a research product only, it is not for human use.


         PROTIDE PHARMACEUTICALS, INC. CLINICAL PRODUCTS

         HEMAPRO(TM)

         HemaPro(TM) was developed as a serum-free medium for use in clonogenic assays or EX VIVO expansion of human progenitor cells. HemaPro(TM) does not contain erythropoietin, recombinant growth factors, human serum or fetal bovine serum, thereby making it effective in studying stimulatory factors under controlled conditions.

         STEMSOL(TM)

         Stemsol(TM) is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations.

         DMSO/DEXTRAN

         DMSO/Dextran is also a sterile filtered, USP Grade Dimethyl Sulfoxide
(DMSO) with Dextran added as a buffer. It too is used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations.

         VIASTEM(TM)

         ViaStem(TM) is a cell solution that was developed as a new technology for ultra-low temperature preservation of critical cells like those required for bone marrow transplantations. The Company believes that ViaStem(TM) has the potential of preventing certain complications associated with current procedures, such as toxicity and nausea. Preliminary data indicates that ViaStem(TM) increases the viability and preservation of critical cells. Other potential applications for ViaStem(TM) include preservation of umbilical cord cells, dendritic cells, platelets, and red blood cells. ViaStem(TM) is undergoing additional pre-clinical testing and the Company anticipates beginning human trials during fiscal 2002. During May 2000 the Company submitted an application to the FDA to initiate human clinical trials for ViaStem(TM). This was the first submission ever made by the Company to the FDA for testing in human subjects.


         CELOX LABORATORIES, INC. PRODUCTS

         SERUM-FREE SUPPLEMENTS

         The Company has developed five technically advanced serum-free supplements to address the inadequacies of serum-based media. The Company's defined basal media supplements, TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM) and VaxMax(TM) are fortified, low-protein, multipurpose serum-free supplements formulated for the long-term culturing of a wide variety of cell types. These supplements contain chemically-defined, growth-promoting factors that enhance the growth, productivity, and purity of highly specialized cells that secrete biological products such as monoclonal antibodies, interferons, human growth factor, insulin, tissue, plasminogen, enzymes, and vaccines. These supplements also improve the biochemical analysis of nutrient and hormonal effects on the differentiation and function of cells.

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

         VaxMax(TM) is a cost-effective serum reducer specifically designed for use by manufacturers of veterinary vaccines. It was formulated to provide optimal cell growth and virus production. VaxMax(TM) has been used by veterinary vaccine manufacturers to enhance production while lowering overall costs.

         The Company sells TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM) and VaxMax(TM) at prices competitive with serum and other serum-free supplements. (See "Business -- Competition.") The reliability and rigorous quality control involved in manufacturing TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM) and VaxMax(TM) allow researchers to purchase as little as a one-week supply of supplements rather than enough for an entire project as is often necessary with serum-based media. The consistency of TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM) and VaxMax(TM) reduces the need to qualify the supplements prior to each use. TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM) and are concentrated to a level of fifty times in small-volume packages for easier shipment and storage than comparable amounts of serum, which are typically sold in non-concentrated form. VaxMax(TM) is concentrated to a level of one hundred times.

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

         pZERVE(TM)

         pZerve(TM) was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve(TM) does not contain any type of serum or dimethyl sulfoxide. pZerve(TM) is used as a research product only, it is not for human use.

         BASAL MEDIA FORMULATIONS

         The Company manufactures five products based on standard published formulations. Liquid basal media contains ultra-filtered water, essential and non-essential amino acids, vitamins, and inorganic and organic components. Generally, the basal medium plus a serum-free supplement provides the complete growth medium.

         BUFFERED SALINE SOLUTIONS AND STERILE WATER

         The Company manufactures three standard buffered saline solutions, of which one product is available at standard concentration levels of one and ten times and sterile Type I water. Applications include cell rinsing, short- term storage, and washing solution for diagnostic tests.

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

         The Company has a non-exclusive worldwide distribution agreement with ICN Pharmaceuticals, Inc. (NYSE:ICN), Costa Mesa, CA. Under the agreement, ICN is marketing Celox' TCM(TM), TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). The Company has also entered into an agreement with ICN to custom manufacture certain of the Company's basal media and balanced salt solutions to ICN for worldwide distribution. ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.

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

         In March 2000, the Company entered into an agreement with SciQuest.com, Inc. (NASDAQ:SQST) to sell its products online. This agreement was canceled in the third quarter of fiscal 2001 after SciQuest.com made changes to the agreement which were unfavorable to Protide.


CUSTOMERS

         The Company markets its products to academic, pharmaceutical, biotechnology and diagnostic companies. In 2001, one major customer accounted for 16% of gross sales. In 2000, two major customers accounted for 14% and 11% respectively. The loss of some or all of these customers would have a material adverse, short-term effect on the Company. (See Note 10 of Notes to Financial Statements.)

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

         During the first quarter of fiscal 2001 the Company introduced the new product STEMSOL(TM). STEMSOL(TM) is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations. A companion product, DMSO/Dextran ,was introduced in the third quarter of fiscal 2001.

         For the years ended August 31, 2000 and 2001, the Company spent $144,935 and $151,347, respectively, on research and development. During fiscal year 2001, the Company's primary research and development efforts continued to focus on the completion of pre-clinical testing of ViaStem(TM)and development of other products utilized in stem cell therapy. The pre-clinical testing of ViaStem(TM) continues at the University of Minnesota. Research and developmental expenses will fluctuate based on the status of pre-clinical and clinical trials for ViaStem(TM).


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


COMPETITION

         Competition in the biotechnology industry is intense and comes from independent cell biology companies, major pharmaceutical firms, and university-affiliated entities both in the United States and in foreign countries. Certain of these companies have extensive experience in the biotechnology industry and most have substantially greater financial, technical, marketing, and management resources than the Company. A significant amount of cell biology activity is carried out at universities and other nonprofit research organizations. These entities are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking protection for their technology and products. These institutions also compete with the Company in recruiting highly trained personnel.

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


VIASTEM(TM) PATENTS AND CLINICAL TRIALS

         In March 1995, the Company filed a patent application for ViaStem(TM) in the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company's ViaStem(TM) technology through March of 2015. A second U.S. Patent was received in August 1998. This second patent broadened the patented uses of ViaStem(TM) in bone marrow transplantation and related therapies. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. In October 1998 the Company received notice from the New Zealand and Australian Patent Office that a patent on ViaStem(TM) had been granted by each of the respective countries. In March 2000 notice was received from the Patent Office in Canada that a patent had been issued for ViaStem(TM). The Company received notice from the Russian Patent Office in May 2000 of the official issue date for the patent for ViaStem(TM) in Russia. In July 2001 Protide received notice from the Japan and Mexican Patent Offices that a patent on ViaStem(TM) had been granted by each of the respective countries. Initial reports from other countries that have reviewed the international patent application have been positive. Due to the unique nature of ViaStem(TM), the Company pursued the patent process for this product.

         On March 31, 2000, the Company entered into an agreement with Fairview-University Medical Center (FUMC), Minneapolis, MN. FUMC will provide collecting, processing and assaying of human peripheral blood stem cells as part of Protide's clinical investigation of ViaStem(TM).

         During May 2000 the Company submitted an application to the Food and Drug Administration (FDA) to initiate human clinical trials for ViaStem(TM). This was the first submission ever made by the Company to the FDA for testing in human subjects. In August 2000 the Company announced that it had received notice from the FDA that the clinical trial on had been placed on clinical hold pending further information. The Company intends to submit the additional requested information to the FDA in the near future.


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


EMPLOYEES

         As of October 31, 2001, the Company employed a total of four (4) persons on a full-time basis, of whom two were involved in technical capacities and two in administrative functions, as well as part time and temporary employees. During the next 12 months, the Company anticipates hiring additional business development representatives, technical personnel, and other employees, as needed, based on growth and the introduction of new products. The Company also intends to continue to utilize temporary employees and consultants, as needed, in administrative and general laboratory positions.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. MARKET INFORMATION

         The Company's Common Stock had been traded on the National Association of Securities Dealers Automated Quotation System since March 9, 1992. Prior to this, there was no public market for the Company's Common Stock. Beginning August 15, 1996, the Company's Common Stock began trading on the Over-the-Counter (OTC) Market. Due to a failure to meet a NASDAQ requirement of at least $2,000,000 in net tangible assets, the Company was delisted from the NASDAQ Small Cap Market. The following table sets forth the range of high and low bid quotations of the Company's Common Stock as reported by the OTC. The quotes represent inter-dealer prices on the OTC Market. The OTC Market quotations reflect inter-dealer prices, without retail mark up or commission and may not necessarily represent actual transactions.

                                                              STOCK PRICES
                                                              HIGH      LOW
               FISCAL YEAR 2000

               November 30, 1999 (1st Quarter)...........     $0.30     $0.25
               February 29, 2000 (2nd Quarter)...........      2.25      0.13
               May 31, 2000 (3rd Quarter)................      2.63      0.50
               August 31, 2000 (4th Quarter).............      1.00      0.56

               FISCAL YEAR 2001

               November 30, 2000 (1st Quarter)...........      1.00      0.38
               February 28, 2001 (2nd Quarter)...........      0.51      0.19
               May 31, 2001 (3rd Quarter)................      0.47      0.19
               August 31, 2001 (4th Quarter).............      0.51      0.18

               FISCAL YEAR 2002

               September 1, 2001 through
               October 31, 2001..........................     $0.40     $0.18

         B. HOLDERS

         As of October 31, 2001, there were approximately 600 holders of the Company's Common Stock.

         C. DIVIDENDS

         The Company has not paid any dividends on its Common Stock to date and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the expansion and development of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following pertains to the results of operations and financial position of the Company for the two fiscal years ended August 31, 2000 and August 31, 2001 and should be read in conjunction with the financial statements included elsewhere herein.


RESULTS OF OPERATIONS

         The Company had a net loss of $364,257 in fiscal 2001 compared to net loss of $307,346 in fiscal 2000 Comparable sales with increased operating expenses contributed to the increased loss for fiscal 2001.

         Net sales increased 1% or $2,128 to $203,564 in 2001 from $201,436 in 2000, primarily due to the timing of orders received from a manufacturing customer and the amount and timing of distributors orders. One customer accounted for sales of more than 10% of the Company's annual sales in 2001 compared to two customers in 2000. (See Note 10 of Notes to Financial Statements.)

         The Company also received interest income of $21,506 in 2001 compared to $25,890 in 2000 This is primarily due to the Company's cash position as a result of its March 1992 initial public offering and subsequent private placements. The decrease between years is due to the use of cash in operations.

         A portion of the proceeds from the March 1992 initial public offering had been invested in the Piper Jaffray Institutional Government Income Fund. Due to an unexpected decline in value of the Fund, which was attributed to the purchase of derivatives, class action litigation by investors began in 1994. In February 1995, Piper Jaffray Companies Inc. announced a $70 million (less attorney fees) settlement to settle such litigation, subject to court approval and acceptance of the settlement by a large percentage of the Funds' shareholders. In August 1995, a federal judge gave preliminary approval to this settlement, which would be a combination of $20 million in cash and $50 million in 8% notes payable. All payments were received from Piper Jaffray in accordance with the schedule outlined by the court. Litigation by investors against auditors of the Fund related to Fund losses was settled in June 2000. In October 2000, the Company received a check in the amount of $20,539 from the KPMG Litigation Settlement fund, which was recognized as other income in fiscal 2001.

         Marketing and general and administrative expenses increased by 20% or $60,714 from $299,066 in fiscal 2000 to $359,780 in fiscal 2001. The increase between the respective periods was due to the amount and timing of advertising and trade show expenses incurred in connection with the introduction of new products as well as increased salaries and wages and related health care premiums. Legal and professional fees also contributed to the increase as compared to the prior year.

         Cost of goods sold increased by $1,542 from fiscal 2000, and represented 47% of sales in fiscal 2001 compared to 46% of sales in fiscal 2000 The small increase in the cost of goods sold as a percentage of sales results from the mix of products sold during the comparable periods as new products were introduced and other products were discontinued.

         Research and development expenses increased by 4% or $6,412 to $151,347 in fiscal 2001. The increase between years results from the timing and amount of professional fees and other costs associated with the patent filing for ViaStem(TM) as well as salaries and wages related to advancing ViaStem(TM) through pre-clinical and clinical trials. The Company added two new products in fiscal 2001, Stemsol(TM) and DMSO/Dextran. The Company presently has 20 products.

         The basic and diluted loss per common share was ($0.10) in fiscal 2001 compared to ($0.09) in fiscal 2000.

         In 2002, the Company will continue its efforts to increase sales volume through focused marketing activities and through sales of the newly introduced products. The sales and marketing activities will consist of seeking further relationships with independent sales organizations and distributors, expanding its distribution activities with ICN Pharmaceuticals, and the Sigma Chemical Company and increased contract manufacturing. Newly introduced products will be marketed by the Company and potentially will be made available to one or more distributors. In addition, the Company will continue to focus on the sales of its proprietary products, which have better margins than the basal media and balanced salt solutions. The Company expects operating costs to increase in 2002 due to the expected costs of the clinical tests for ViaStem(TM). However, there can be no assurance that sales will increase or that the Company will be profitable in the future. Management does not expect to realize an operating profit in fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

         During 2001, the Company's did not make any capital expenditures. The Company anticipates that capital expenditures for 2002 will be approximately $30,000 to fund additional sales, research and development, and manufacturing growth. This amount does not include any expenditures for clinical investigation.

         At August 31, 2001, the Company had cash and short-term investments totaling $412,200 This cash and short-term investment position is from the proceeds of the Company's March 1992 initial public offering as well as subsequent private placements in fiscal 1999 and 2000. Management believes that these funds will be sufficient to fund operating losses and capital expenditures for fiscal 2002.

         The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven-year lease. The Company moved into the new facility during March 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. The loan is secured by a certificate of deposit at the bank. The interest rate for this loan (currently at 5.5%) is tied to the certificate of deposit rate. The loan was renewed in fiscal 2001 for a one year term with a maturity in February 2002. The balance of the tenant improvements over this amount was paid with Company funds.

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

         During the third quarter of fiscal 2000 additional funds in the amount of $211,750 were raised by selling units at $1.15 per unit and common stock at $1.40 per share to other investors in a private placement. The additional funds raised will be primarily used for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained. The Company intends to pursue additional financing in fiscal 2002, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

         The Company sold subscriptions for 157,659 shares of common stock with a warrant at $0.47 per unit in a private offering in August 2001.

         At this time, management is not aware of any factors that would have a materially adverse impact on cash flow beyond fiscal 2002, other than the potential for continuing losses and the potential expenses associated with clinical trials for ViaStem(TM). Management expects operating losses to continue in fiscal 2002.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 10, 2001, a Form 8-K was filed reflecting a change in accounting firms from Arthur Andersen LLP to Wipfli Ullrich Bertelson LLP. The Form 8-K was amended in certain respects on August 24, 2001.

         The change in accountants was not due to a disagreement in accounting procedures or principles.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the director and executive officer of the Company as of October 31, 2001. Directors hold office until the next Annual Shareholder's meeting.

              NAME                      AGE     POSITION
              ----                      ---     --------

              Milo R. Polovina          45      Chairman of the Board, President
                                                Chief Executive Officer,
                                                Treasurer, and Secretary

              John C. Stoner, D.V.M.    68      Director

         MILO R. POLOVINA has been President, Chief Executive Officer, Treasurer, and Secretary of the Company and has served as a director since 1985.

         JOHN C. STONER, D.V.M. was elected as a director by the Board of Directors in July 2001 to fill a vacancy on the Company's Board of Directors. Dr. Stoner has been a business consultant since 1997. From 1989 to 1997, Dr. Stoner served as the Director for Commercial Development for Solvay Animal Health, Inc. located in Mendota Heights, Minnesota. Dr. Stoner has been engaged as a consultant by the Company in the past and will likely perform additional consulting services in the future.


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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended August 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the only officer whose annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                   Annual Compensation           Compensation
                                                   -------------------           ------------

           Name and                    Fiscal      Salary        Bonus     Compensation     Options
           Principal Position           Year          $            $           $(1)            #
           ------------------         --------     ------        -----     ------------     -------
           Milo R. Polovina             2001      135,600          0            --               0
           President, Chief             2000      132,800          0            --          45,000
           Executive Officer,           1999      135,838          0            --               0
           Treasurer, and Secretary

         (1) The total amount of personal benefits paid to Mr. Polovina for fiscal 2001 was less than the lesser of (i) $50,000 or (ii) 10% of his total reported salary and bonus.

         No options were granted to Milo R. Polovina during fiscal 2001. No executive officer exercised options during fiscal 2001. The following table sets forth, for the Chief Executive Officer, the number and year-end value of unexercised options. (All such options were granted at the fair market value of the underlying shares as of the respective grant dates.)

           OPTION EXERCISES AND VALUE OF OPTIONS AT END OF FISCAL 2001

                                    Number of Unexercised               Value of Unexercised
                                      Options at End of                 In-the-Money Options
                                         Fiscal 2001                  at End of Fiscal 2001(1)
                                    ---------------------             ------------------------

           Name                 Exercisable    Unexercisable        Exercisable    Unexercisable
           ----                 -----------    -------------        -----------    -------------
           Milo R. Polovina        205,000         ----                $6,375            ----

         (1) Calculated on the basis of the fair market value of the underlying securities at August 31, 2001, ($0.20) minus the exercise price per share (ranging from $0.125 to $1.50).

STOCK OPTIONS AND WARRANTS

         The Company has issued certain Common Stock warrants and has a stock option plan which permits the granting of incentive stock options or non-qualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. A stock option plan, initiated prior to the Company's initial public offering
(IPO), reserved 200,000 shares of Common Stock available for future issuance. Additionally, certain options that were issued prior to the IPO are currently outstanding. No options or warrants have been exercised under the plan during Fiscal 2000 or 2001.

At both August 31, 2001 and 2000, options for 292,000 shares were exercisable. The total options outstanding at August 31, 2001 are 307,000, with exercise prices of $0.125 to $1.50 per share.

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

         Mr. Polovina is also eligible for an annual bonus, determined in the discretion of the Board of Directors, which shall in no event exceed one-half of his annual salary. This agreement also contains a provision relating to compensation in the event of a change in control of the Company followed by a termination of Mr. Polovina's employment. A "Change in Control" will occur if any person, other than Mr. Polovina, becomes the beneficial owner of securities representing 30% or more of the combined voting power of the outstanding securities of the Company, the stockholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation, or if the persons who were directors of the Company immediately prior to the change in control cease to constitute a majority of the Board of the Directors of the Company or of its successor. Upon a change in control, if Mr. Polovina's employment is terminated by the Company for reasons other than disability or cause (as defined), he will receive his annual composition pursuant to the agreement for the ten-year term then remaining. In addition, in such a situation, Mr. Polovina will be entitled to require the Company to purchase his shares in the Company at their then fair market value.


DIRECTOR COMPENSATION

         Non-employee directors receive reimbursement for travel expenses up to $75 related to each Board of Directors meeting attended, and for each committee meeting held at a date other than a date on which a Board meeting is held.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 31, 2001 by:
(i) each director of the Company, (ii) all directors and executive officers as a group, (iii) the Chief Executive Officer, and (iv) each shareholder who own more than 5% of the outstanding shares of Common Stock. Except as otherwise indicated, the Company believes each person listed below possesses sole voting and investment power with respect to the shares indicated. Beneficial ownership means the shareholder has voting or investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.


         NAME AND ADDRESS                         SHARES BENEFICIALLY OWNED
         OF BENEFICIAL OWNER                      NUMBER            PERCENT
         -------------------                      ------            -------

         DIRECTORS AND EXECUTIVE OFFICERS

         Milo R. Polovina                         821,600(1)          20.6
         St. Paul, MN 55128

         John C. Stoner                                 0
         Chaska, MN 55318

         All directors and executive officers     821,600             20.6
           as a group (2 persons)

         PRINCIPAL HOLDERS

         Arnold & Joy Ann Espeseth                191,800              5.1
         Winger, MN 56592

         Gregory E. Meyer                         319,000              8.6
         Monmouth Beach, NJ 07750

         Samuel & Josephine Poser                 198,686              5.3
         Columbus, WI 53925

         James E. Veiman                          434,500             11.6
         Hugo, MN 55038

         -------------------------

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

                                     PART IV

ITEM 13 - EXHIBITS, AND REPORTS ON FORM 8-K

      A.    Documents filed:

            1. FINANCIAL STATEMENTS. The following documents are filed as part of this report on Form 10-KSB:

                                                                            PAGE
                                                                            ----

                  Report of Independent Public Accountants...............   F-1
                  Balance Sheets -- August 31, 2001 and 2000.............   F-2
                  Statements of Operations -- Years ended
                    August 31, 2001 and 2000.............................   F-4
                  Statements of Shareholders' Equity --
                    Years ended August 31, 2001 and 2000.................   F-5
                  Statements of Cash Flows -- Years ended
                    August 31, 2001 and 2000.............................   F-6
                  Notes to Financial Statements..........................   F-7

            2.    EXHIBITS.

                  3.1   Articles of Incorporation*
                  3.2   By-Laws*
                  10.2  Employment Agreement with Milo R. Polovina dated
                        September 25, 1991*
                  10.3  Stock Plan*
                  10.4  Director Stock Option Program*
                  10.5  Employee Stock Purchase Plan+
                  10.6  Lease agreement with Oakdale Properties LLC located at
                        1311 Helmo Avenue, St. Paul, Minnesota, dated
                        December 6, 1996**
                  10.7  Revised employment agreement with Milo R. Polovina dated
                        January 1995+
                  25    Power of Attorney (included on signature page)

                  ------------------
                  * Incorporated by reference to the Company's Registration Statement on Form S-18 (No. 33-42573C), which became effective on March 9, 1992.
                  + Incorporated by reference to Company's Form 10-KSB dated 8/31/95.
                  ** Incorporated by reference to Company's Form 10-QSB dated
                     2/28/97.

      B.    Reports on Form 8-K:

            On August 10, 2001, a Form 8-K was filed reflecting a change in accounting firms from Arthur Andersen LLP to Wipfli Ullrich Bertelson LLP. The Form 8-K was amended in certain respects on August 24, 2001.

            The change in accountants was not due to a disagreement in accounting procedures or principles.

                                                   PROTIDE PHARMACEUTICALS, INC.
                                                             St. Paul, Minnesota



                                                        FINANCIAL STATEMENTS AND
                                                          ADDITIONAL INFORMATION
                                            Years Ended August 31, 2001 and 2000

                                                   PROTIDE PHARMACEUTICALS, INC.

                                 FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION
                                            Years Ended August 31, 2001 and 2000
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT.................................................F-1

FINANCIAL STATEMENTS
     Balance Sheets..........................................................F-2
     Statements of Operations................................................F-4
     Statements of Stockholders' Equity......................................F-5
     Statements of Cash Flows................................................F-6
     Notes to Financial Statements...........................................F-7

                                  [LOGO] WIPFLI
                               ------------------
                               CPAs & CONSULTANTS




                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Protide Pharmaceuticals, Inc.
St. Paul, Minnesota


We have audited the balance sheet of Protide Pharmaceuticals, Inc. as of August 31, 2001, and the related statements of operations and stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Protide Pharmaceuticals, Inc. as of August 31, 2000, were audited by other auditors whose report dated September 22, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Protide Pharmaceuticals, Inc. as of August 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




Wipfli Ullrich Bertelson LLP


September 25, 2001
Chippewa Falls, Wisconsin

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                                  BALANCE SHEETS
                                                        August 31, 2001 and 2000
--------------------------------------------------------------------------------

                                     ASSETS                                   2001        2000
-------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                 $197,200     $ 63,935
  Short-term investments                                                     215,000      560,867
  Note receivable - Related party                                                  0        6,633
  Accounts receivable - Trade                                                 26,448       33,816
  Inventories                                                                 52,711       53,191
  Other                                                                        7,667       13,361
-------------------------------------------------------------------------------------------------

    Total current assets                                                     499,026      731,803
-------------------------------------------------------------------------------------------------

Property and equipment:
  Leasehold improvements                                                     138,426      138,426
  Laboratory and production equipment                                        226,937      226,937
  Furniture and office equipment                                              94,822       94,822
-------------------------------------------------------------------------------------------------

  Totals                                                                     460,185      460,185
  Less - Accumulated depreciation                                            383,622      354,522
-------------------------------------------------------------------------------------------------

    Net property and equipment                                                76,563      105,663
-------------------------------------------------------------------------------------------------

  Other assets - Intangibles                                                  48,340       51,852
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $623,929     $889,318
=================================================================================================

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                                  BALANCE SHEETS
                                                        August 31, 2001 and 2000
--------------------------------------------------------------------------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY                  2001              2000
----------------------------------------------------------------------------------------------------------
Current liabilities:
  Note payable - Bank                                                         $    72,157      $    73,926
  Accounts payable:
    Trade                                                                          12,174            7,277
    Other                                                                          20,000                0
  Accrued and other liabilities:
    Payroll, bonuses, and vacation                                                 25,608           26,789
    Taxes other than income taxes                                                   7,955           10,134
----------------------------------------------------------------------------------------------------------

      Total current liabilities                                                   137,894          118,126
----------------------------------------------------------------------------------------------------------


Stockholders' equity:
Common stock - $.01 par value:
  Authorized - 40,000,000

  Issued and outstanding - 3,733,169 shares in 2001 and 3,683,169 in 2000          37,332           36,832
  Common stock subscribed - 157,659 shares in 2001                                  1,577                0
Additional paid-in capital                                                      5,768,669        5,691,646
Accumulated deficit                                                            (5,321,543)      (4,957,286)
----------------------------------------------------------------------------------------------------------

      Total stockholders' equity                                                  486,035          771,192
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   623,929      $   889,318
==========================================================================================================


See accompanying notes to financial statements.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                        STATEMENTS OF OPERATIONS
                                            Years Ended August 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                   2001             2000
-------------------------------------------------------------------------------------------
Sales                                                          $   203,564      $   201,436
Cost of sales                                                       94,661           93,119
-------------------------------------------------------------------------------------------

Gross profit on sales                                              108,903          108,317
-------------------------------------------------------------------------------------------

Operating expenses:
  Research and development                                         151,347          144,935
  Marketing and sales                                              127,849           90,030
  General and administrative                                       231,931          209,036
-------------------------------------------------------------------------------------------

      Total operating expenses                                     511,127          444,001
-------------------------------------------------------------------------------------------

Loss from operations                                              (402,224)        (335,684)

Other income (deductions):
  Interest expense                                                  (4,078)          (4,303)
  Interest and dividends                                            21,506           25,890
  Other                                                             20,539            6,751
-------------------------------------------------------------------------------------------

Net loss                                                       ($  364,257)     ($  307,346)
===========================================================================================

Basic and diluted net loss per common share                    ($     0.10)     ($     0.09)
===========================================================================================

Weighted average number of shares outstanding                    3,726,658        3,271,292
===========================================================================================


See accompanying notes to financial statements.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Years Ended August 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                               COMMON STOCK
                                      COMMON STOCK              SUBSCRIBED         ADDITIONAL
                               -------------------------  ----------------------     PAID-IN       ACCUMULATED
                                   SHARES       AMOUNT       SHARES      AMOUNT      CAPITAL         DEFICIT         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Balances at August 31, 1999      2,909,169    $  29,092            0    $      0    $ 5,312,486    ($4,649,940)    $  691,638
Shares issued                      774,000        7,740            0           0        379,160              0        386,900
Net loss                                 0            0            0           0              0       (307,346)      (307,346)
-----------------------------------------------------------------------------------------------------------------------------

Balances at August 31, 2000      3,683,169       36,832            0           0      5,691,646     (4,957,286)       771,192
Shares issued                       50,000          500            0           0          4,500              0          5,000
Shares subscribed                        0            0      157,659       1,577         72,523              0         74,100
Net loss                                 0            0            0           0              0       (364,257)      (364,257)
-----------------------------------------------------------------------------------------------------------------------------

Balances at August 31, 2001      3,733,169    $  37,332      157,659    $  1,577    $ 5,768,669    ($5,321,543)    $  486,035
=============================================================================================================================


See accompanying notes to financial statements.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                            Years Ended August 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                           2001          2000
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
    Net loss                                                            ($364,257)     ($307,346)
------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for depreciation and amortization                          32,612         36,616
      Changes in operating assets and liabilities:
        Accounts receivable                                                 7,368        (13,163)
        Inventories                                                           480          4,715
        Other assets                                                        5,694         (7,560)
        Accounts payable                                                   24,897         (5,551)
        Accrued and other liabilities                                      (3,360)         8,857
------------------------------------------------------------------------------------------------

        Total adjustments                                                  67,691         23,914
------------------------------------------------------------------------------------------------

  Net cash used in operating activities                                  (296,566)      (283,432)
------------------------------------------------------------------------------------------------

  Cash flows from investing activities:
    Net (increase) decrease in short-term investments                     345,867       (182,353)
    Proceeds from note receivable - related party                           6,633          2,491
    Capital expenditures                                                        0         (8,676)
------------------------------------------------------------------------------------------------

  Net cash provided by (used in) investing activities                     352,500       (188,538)
------------------------------------------------------------------------------------------------

  Cash flows from financing activities:
    Net decrease in short-term debt                                        (1,769)        (1,819)
    Proceeds from issuance of common stock                                  5,000        386,900
    Proceeds from issuance of common stock subscriptions                   74,100              0
------------------------------------------------------------------------------------------------

  Net cash provided by financing activities                                77,331        385,081
------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      133,265        (86,889)
Cash and cash equivalents at beginning                                     63,935        150,824
------------------------------------------------------------------------------------------------

Cash and cash equivalents at end                                        $ 197,200      $  63,935
================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for interest                                $   4,078      $   4,303


See accompanying notes to financial statements.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPAL BUSINESS ACTIVITY

         Protide Pharmaceuticals, Inc. (the Company) is a biotechnology company incorporated under the laws of the state of Minnesota. The Company is devoted to the discovery, development, and commercialization of technologies and processes in clinical cell therapy and transfusion medicine, specifically in the areas of cancer, genetic disorders, cell engineering and transplantation. The focus of Protide is in the area of gene therapy, cell therapy, and contract manufacturing for companies and educational institutions that are working in these areas.

         The Company has experienced recurring losses since inception and has an accumulated deficit of approximately $5,322,000 at August 31, 2001. The Company expects to incur a loss in fiscal year 2002, which will be funded using existing cash and short-term investments.

         Current and anticipated projects require additional capital. The Company may require funds to conduct marketing, research, preclinical studies, clinical trials, and other such activities relating to the commercialization of potential products. However, the Company's access to capital funding is uncertain. If adequate funds are not available, the Company may be required to:

            a. Delay, reduce the scope of, or eliminate one or more programs.

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

         USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

         The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         INVENTORIES

         Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

         PROPERTY, EQUIPMENT, AND DEPRECIATION

         Property and equipment are valued at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of property and equipment are reflected in income. Depreciation is computed on the straight-line and accelerated methods for financial reporting purposes, based on the estimated useful lives of the assets, which range from five to seven years.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically assesses the potential for impairment of its long-lived assets (primarily property, equipment, and patents). If any such impairment exists, the related assets will be written down to fair value in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." No impairment losses have been incurred through August 31, 2001.

         INTANGIBLES

         Costs associated with obtaining patents are capitalized and amortized on a straight-line basis over 17 years. Capitalized patent costs are shown net of accumulated amortization of $12,797 and $9,285 as of August 31, 2001 and 2000, respectively.

         INCOME TAXES

         Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         REVENUE RECOGNITION

         Revenue is recognized when product is shipped to the customer. Bill and hold sales, in which delivery is delayed at the customer's request, are recognized when conditions for such revenue recognition are met, principally when the completed product is ready for delivery and transfer of the risks and rewards of ownership to the buyer has occurred.

         BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the year, while diluted loss per share considers the effect of common stock equivalents. Basic and diluted loss per share is the same since all common stock equivalents are antidilutive.

NOTE 2   INVENTORIES

         Inventories consist of the following:

                                                            2001         2000
         -----------------------------------------------------------------------

         Raw materials                                    $43,110       $41,017
         Finished products                                  9,601        12,174
         -----------------------------------------------------------------------

         Total inventory                                  $52,711       $53,191
         =======================================================================

NOTE 3   NOTE PAYABLE - BANK

         At August 31, 2001, the Company has a $72,157 bank note, secured by a certificate of deposit held at the same bank, which matures January 2002. The interest rate is 5.5%.

NOTE 4   INCOME TAXES

         The provision (credit) for income taxes consists of the following:

                                                           2001          2000
         -----------------------------------------------------------------------

         Deferred tax credit                            ($142,000)    ($104,000)
         Valuation allowance                              142,000       104,000
         -----------------------------------------------------------------------

         Total provision for income taxes                $      0      $      0
         =======================================================================

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4   INCOME TAXES (Continued)

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. As of August 31, 2001 and August 31, 2000, deferred tax assets were comprised of the following:

                                                        2001            2000
         -----------------------------------------------------------------------

         Deferred tax assets:
           Net operating loss carryforwards         $ 1,646,000     $ 1,502,000
           Capital loss carryforwards                         0         316,000
           Tax credit carryforwards                      70,000          40,000
           Valuation allowance                       (1,716,000)     (1,858,000)
         -----------------------------------------------------------------------

           Deferred tax asset                       $         0     $         0
         =======================================================================

         Due to the Company's loss experience, a valuation allowance has been established to offset all future tax benefits resulting from operating and other income tax carryforwards. The Company's capital loss carryforward expired in 2001.

         The provision for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income tax rate to pretax income as a result of the following differences:

                                                                   PERCENT OF
                                                                 PRETAX INCOME
                                                               -----------------
                                                                  2001     2000
         -----------------------------------------------------------------------

         Statutory federal income tax rates                         34%      34%
         Decrease in rate resulting from:
           Tax credits                                              (1)      (1)
           Net operating loss carryforwards valuation allowance    (33)     (33)
         -----------------------------------------------------------------------

         Effective tax rates                                         0%       0%
         =======================================================================

         For income tax purposes, net operating loss carryforwards of approximately $4,480,000 federal and $2,976,000 Minnesota exist which expire in various amounts through 2021. Investment credit carryovers of $70,000 expire in various amounts through 2016.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5   STOCK OPTIONS

         The Company had granted options to purchase 349,300 shares of common stock. The Company has also adopted a stock option plan under which 200,000 shares of common stock have been reserved for future issuance.

         The weighted average fair value of options granted in fiscal 2001 was $0.36. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: risk-free interest rate of 3.95% and expected lives of five years for the options.

         Options granted, exercised, and forfeited during 2001 and 2000 are as follows:

                                                            WEIGHTED-AVERAGE
                                             SHARES     EXERCISE PRICE PER SHARE
         -----------------------------------------------------------------------

         BALANCE, August 31, 1999            212,000         $0.125 to 1.50
           Granted                            85,000              0.125
           Canceled or expired                (5,000)             1.00
         -----------------------------------------------------------------------

         BALANCE, August 31, 2000            292,000          0.125 to 1.50
           Granted                            15,000              0.47
         -----------------------------------------------------------------------

         BALANCE, August 31, 2001            307,000          0.125 to 1.50
         =======================================================================

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

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6   COMMON STOCK

         The Company sold subscriptions for 157,659 shares of common stock with a warrant at $0.47 per share in a private offering in August 2001.

         In December 2000, 50,000 warrants were exercised at $.10 per share for proceeds of $5,000.

         The Company sold 270,000 shares of common stock at $1.15 per share in private offerings in February and March of 2000. In connection with the private offerings, warrants were issued to purchase an additional 540,000 shares of common stock at an exercise price of $0.10 per share. In February and March 484,000 warrants were exercised for proceeds of $48,400.

         The Company sold 20,000 shares of common stock at $1.40 per share in a private offering in March 2000.

NOTE 7   LEASES

         The Company leases its office facility under an operating lease agreement expiring in January 2004 with an option for two, five-year renewals.

         Future minimum payments under this noncancelable operating lease consisted of the following:

                                                                      OPERATING
                                                                        LEASE
         -----------------------------------------------------------------------

         2002                                                          $ 73,700
         2003                                                            73,700
         2004                                                            30,700
                                                                    ------------

         Total minimun lease payments                                  $178,100
                                                                    ============

         Rental expense for all operating leases was $103,600 and $100,200 in 2001 and 2000, respectively.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8   RELATED PARTY TRANSACTIONS

         The Company advanced $11,000 under a promissory note to the chief executive officer of the Company during 1999 at an interest rate of six percent, payable upon demand. The balance outstanding at August 31, 2000 was $6,633. The note was paid in full during 2001.

         The Company has entered into an employment agreement with its chief executive officer, for a period of ten years, providing for an annual base salary of not less than $126,000, an annual bonus (not to exceed one-half annual salary), and performance stock options awarded at the discretion of the board of directors. No bonus was authorized in fiscal years 2001 or 2000. During fiscal year 2000, 45,000 performance stock options were issued at an option price of $0.125. No performance stock options were issued during fiscal year 2001.

NOTE 9   CONTINGENCIES

         In the ordinary course of conducting business, the Company occasionally becomes involved in legal proceedings relating to contracts, environmental issues, or other matters. While any proceeding or litigation has an element of uncertainty, management of the Company believes that the outcome of any pending or threatened actions will not have a material adverse effect on the business or financial condition of the Company.

NOTE 10  MAJOR CUSTOMERS

         In 2001, one major customer accounted for 16 % of gross sales aggregating $31,800.

         In 2000, two major customers accounted for 14% and 11% of gross sales aggregating $27,400 and $21,900, respectively.

NOTE 11  CONCENTRATION OF RISK

         The Company maintains its cash in bank deposit accounts at various financial institutions. The balances, at times, may exceed federally insured limits. At August 31, 2001, the Company exceeded the insured limit by approximately $186,000.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12  RECLASSIFICATIONS

         Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 classifications.

NOTE 13  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair value estimates, methods, and assumptions for the Company's financial instruments are summarized as follows:

         Cash, Cash Equivalents, and Short-Term Investments
         --------------------------------------------------

         The carrying values approximate the fair value for these assets.

         Short-Term Debt
         ---------------

         The carrying value approximates the fair value for the note payable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROTIDE PHARMACEUTICALS, INC.



                                        By:  /s/ Milo R. Polovina
                                             -------------------------------
                                               Milo R. Polovina
                                               Chairman of the Board
                                               and President and CEO

                                        Date:  November 21, 2001






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

Signature                     Title                            Date
---------                     -----                            ----


/s/  Milo R. Polovina         Chairman of the Board,           November 21, 2001
---------------------------   President, CEO and Director
Milo R. Polovina              (principal executive officer
                              and principal financial officer)


/s/ John C Stoner, D.V.M.     Director                         November 21, 2001
---------------------------
John C. Stoner, D.V.M.