Form 10QSB
period 2001-11-30
CELOX LABORATORIES INC
filed 2002-01-11
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended NOVEMBER 30, 2001 or
                               -----------------

[ ]      Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from                          to
                                                    ------------------------
         ---------------------------

Commission file number          0-19866
                       ----------------------------

                          PROTIDE PHARMACEUTICALS, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                               36-3384240
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                           55128
--------------------------------------------------        ----------------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON DECEMBER 31, 2001 WAS 3,733,169.

Transitional small business format disclosure:

                                    Yes ___   No_X_

                                Table of Contents

                          PROTIDE PHARMACEUTICALS, INC.
                          -----------------------------

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                November 30, 2001


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

     ITEM 1. Financial Statements

             Balance Sheet as of August 31, 2001
                and November 30, 2001                                         3

             Statement of Operations -- Three months ended
                November 30, 2001 and November 30, 2000                       5

             Statement of Changes in Shareholders' Equity
                for the year ended August 31, 2001 and the
                three months ended November 30, 2001                          6

             Statement of Cash Flows -- Three months ended
                November 30, 2001 and November 30, 2000                       7

             Notes to Financial Statements                                    8


     ITEM 2. Management's Discussion and Analysis of Financial
                Conditions and Results of Operations                          9


PART II-- OTHER INFORMATION                                                  14

                         PART I -- FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                    November 30,      August 31,
ASSETS                                                  2001             2001
                                                    -----------      -----------
                                                    (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                     $  146,145       $  197,200
      Certificates of deposit                          175,000          215,000
      Trade receivables                                 23,436           26,448
      Accrued interest receivable                        5,731            6,074
      Inventories                                       53,940           52,711
      Other                                              2,878            1,593
                                                    ----------       ----------

                  Total current assets                 407,130          499,026
                                                    ----------       ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment              226,937          226,937
      Office furniture and equipment                    94,822           94,822
      Leasehold improvements                           138,426          138,426
                                                    ----------       ----------
                                                       460,185          460,185
      Less accumulated depreciation                    390,719)        (383,622)
                                                    ----------       ----------

                                                        69,466           76,563
OTHER ASSETS
       Patents, net                                     47,462           48,340
                                                    ----------       ----------

                  TOTAL ASSETS                      $  524,058       $  623,929
                                                    ==========       ==========


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET


                                                   November 30,      August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2001             2001
                                                   -----------       ----------
                                                   (Unaudited)
CURRENT LIABILITIES
      Accounts payable                             $    8,423        $   12,174
      Accrued liabilities                              29,057            53,563

      Bank note payable - current                      71,680            72,157
                                                   ----------        ----------

                  Total current liabilities           109,160           137,894
                                                   ----------        ----------

SHAREHOLDERS' EQUITY
      Common stock issued and outstanding              37,332            37,332
      Common stock subscribed                           2,109             1,577
      Additional paid-in capital                    5,793,141         5,768,669
                                                   ----------        ----------
                                                    5,832,582         5,807,578
      Accumulated deficit                          (5,417,684)       (5,321,543)
                                                   ----------        ----------

                  Total shareholders' equity          414,898           486,035
                                                   ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  524,058        $  623,929
                                                   ==========        ==========


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

---------------------------------------------------------------------------
                                                   Three months ended
                                                      November 30,
                                               2001                  2000
---------------------------------------------------------------------------
REVENUES
  Net sales                                $   43,695            $   48,719
  Cost of products sold                        20,946                20,883
---------------------------------------------------------------------------

GROSS MARGIN                                   22,749                27,836
---------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                     35,621                35,391
  Marketing and sales                          29,369                24,933
  Administration                               54,994                64,716
---------------------------------------------------------------------------

  Total operating expenses                    119,984               125,040

OPERATING LOSS                                (97,235)              (97,204)

OTHER INCOME (EXPENSE)
  Interest and investment income                2,116                 7,422
  Other income                                      0                20,539
  Interest expense                             (1,022)               (1,037)
---------------------------------------------------------------------------

  Total other income, net                       1,094                26,924

NET LOSS                                   ($  96,141)           ($  70,280)
===========================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                               ($    0.03)           ($    0.02)
---------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   3,733,169             3,683,169

===========================================================================
See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                                      Balance at
                                   Balance at         Shares        Net loss for     November 30,
                                August 31, 2001     Subscribed       the period          2001
-------------------------------------------------------------------------------------------------
Common Stock
       Shares                      3,733,169                                            3,733,269
       Amount                    $    37,332                                          $    37,332

Common Stock Subscribed
       Shares                        157,659            53,200                          2,108,598
       Amount                    $     1,577               532                        $     2,109

Additional Paid- in Capital      $ 5,768,669            24,472                        $ 5,793,141

Accumulated Deficit              ($5,321,543)                           (96,141)      ($5,417,684)
-------------------------------------------------------------------------------------------------
Total                            $   486,035       $    25,004      ($   96,141)      $   418,898


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

------------------------------------------------------------------------------------------------------
                                                                                  Three months ended
                                                                                      November 30,
                                                                                ----------------------
                                                                                  2001           2000
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                                   ($ 96,141)    ($ 70,280)
     Adjustments to reconcile net loss to
       Net cash used in operating activities:
             Depreciation and amortization                                         7,975         8,153
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                                          3,012        (2,245)
                      Accrued interest receivable                                    343        (1,087)
                      Inventories                                                 (1,229)       (7,094)
                      Other                                                       (1,285)       (1,171)
                  Increase (decrease) in:
                      Accounts payable                                            (3,751)       20,062
                      Accrued liabilities                                        (24,506)       (6,106)
------------------------------------------------------------------------------------------------------

                      Net cash used in operating activities                     (115,582)      (59,768)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity of bank certificates of deposit, net                                40,000       125,000
     Capital expenditures                                                              0             0
------------------------------------------------------------------------------------------------------

                      Net cash from investing activities                          40,000       125,000
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
     Proceeds from issuing common stock subscriptions                             25,004             0
     Principal payments on bank note payable                                        (477)         (463)
------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing                    24,527          (463)
                      activities
                      Net increase (decrease) in cash
                        and cash equivalents                                     (51,055)       64,769

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                         197,200        63,935
------------------------------------------------------------------------------------------------------

     End of period                                                             $ 146,145     $ 128,074
======================================================================================================


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS -- NOVEMBER 30, 2001


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

     The organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements filed as part of the Company's August 31, 2001 Form 10-KSB. This quarterly report should be read in connection with such annual report.


NOTE B - CASH AND CASH EQUIVALENTS

     For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE C -  SHORT-TERM INVESTMENTS

     As of November 30, 2001 the Company had investments of $175,000 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


NOTE D -  NOTES PAYABLE BANK

     During April 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenant improvements in the Company's new facility. In February 2001 the loan was renegotiated with a different Bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.5%, is tied to the certificate of deposit rate.


NOTE E -  LOSS PER COMMON SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 307,000 shares were not included in the computation of diluted loss per share as the results were antidilutive.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
     a. BACKGROUND AND PRODUCTS

     In January 2001 Celox Laboratories, Inc. and Protide Pharmaceuticals, Inc., merged with the surviving corporation named Protide Pharmaceuticals, Inc.

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

     The Company markets more than 20 different products. The Company's proprietary products consist of six different serum-free supplements: TCM(TM), TM-235(TM), TCH(TM), Nephrigen(TM), HemaPro(TM) and VaxMax(TM)and two cell freezing solutions, Cellvation(TM) and pZerve(TM). VaxMax(TM), introduced in September of 1993, was developed specifically for use in the production of veterinary vaccines. Nephrigen(TM) was introduced in fiscal 1998 and is a serum-free growth medium developed specifically for the culturing of Human Embryonic Kidney (293) cells. As part of the Nephrigen(TM) system, the Company also introduced a non-enzymatic dissociation solution that is used instead of an enzyme such as trypsin. HemaPro(TM) was also introduced in fiscal 1998 and is a low protein, serum-free medium for clonogenic assays or EX VIVO expansion of human progenitor cells. The Company intends to obtain IN VITRO diagnostic status for HemaPro(TM). pZerve(TM) was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve(TM) is used as a research product only, it is not for human use. An additional proposed clinical product, ViaStem(TM), has completed preclinical testing. This product was developed to improve the preservation of critical cells (e.g., stem cells), which are required for bone marrow transplantation.

     During the first quarter of fiscal 2001 the Company introduced the new product STEMSOL(TM). STEMSOL(TM) is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, bone marrow, peripheral-blood stem cells and cord blood preservations and DMSO/Dextran which is also a sterile filtered, USP Grade Dimethyl Sulfoxide
(DMSO) with Dextran added as a buffer.

     The Company has received a Drug Master File classification from the Food and Drug Administration (FDA) for TCM(TM). This classification will expedite the FDA approval process for customers who want to use the Company's TCM(TM) product for manufacturing purposes.

     The Company also manufactures five basal media formulations, a series of buffered saline solutions, other cell biology reagents, and a variety of custom formulations.

     During the third quarter of fiscal 2000, the Company entered into an agreement to manufacture specialized solutions for the processing of pancreatic islet cells for transplants. During the first quarter of fiscal 2002 an order was received from a second transplant center for these specialized solutions. The revenue from this order will be reflected in the second quarter of fiscal 2002.


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


     c. DISTRIBUTION/MARKETING

     The Company continues to sell its products on a direct basis to customers around the world. In addition the Company has formed the following distribution avenues:

     The Company has a nonexclusive worldwide distribution agreement with ICN Pharmaceuticals, Inc. (NYSE:ICN), Costa Mesa, CA. Under the agreement, ICN is marketing Celox' TCM(TM), TCH(TM), TM-235(TM) serum replacement products as well as Cellvation(TM). The Company has also entered into an agreement with ICN to custom manufacture certain of the Company's basal media and balanced salt solutions to ICN for worldwide distribution. ICN manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.

     In 1997, the Company began providing its proprietary products to Sigma Chemical Company (NASDAQ:SIAL), St. Louis, MO. under a private label distribution agreement for worldwide distribution.

     In 1997, the Company entered into a nonexclusive distribution agreement with TaKaRa Shuzo Co., Ltd., Biomedical Group, Kyoto, Japan. Under the agreement, TaKaRa will initially market Celox' proprietary product Cellvation(TM). TaKaRa's Biomedical Group leads the industry in several areas owing to the international scope of its research operations which span from the People's Republic of China to North America and Europe. TaKaRa will market Cellvation(TM) in Japan, Taiwan, Korea and People's Republic of China.

     The Company also has distribution of its products in Japan through Funakoshi Co., LTD, a well-established Japanese distributor.

     In March 2000, the Company entered into an agreement with SciQuest.com, Inc. (NASDAQ:SQST) to sell its products online. This agreement was canceled in the third quarter of fiscal 2001 after SciQuest.com made changes to the agreement which were unfavorable to Protide.




RESULTS OF OPERATIONS

     During the quarter ended November 30, 2001, the Company had net sales of $43,695 which was a decrease of $5,024 or 10% from $48,719 reported in the same quarter for the prior year. The decrease between years results primarily from the amount and timing of custom orders as well as orders received from distributors and customers. A number of contract manufacturing orders were received at quarter end and will be invoiced during the second quarter of fiscal 2002. The Company has also discontinued some products. In addition, the Company has been expending substantial efforts relating to the advancement of ViaStem(TM).

     The Company had a net loss of $96,141 for the quarter ended November 30, 2001 compared to a net loss of $70,280 for the same period in the previous year. The increased loss results primarily from the receipt of a check in the amount of $20,539 from the KPMG Litigation Settlement Fund in fiscal 2001. This check was the result of a settlement with the Piper Jaffray Institutional Government Fund's auditors, KPMG. The check was recognized as other income in the first quarter of fiscal 2001. On a per share basis, the loss for the current quarter equaled 3 cents versus a 2 cent loss in the comparable period in fiscal 2001.

     The cost of products sold was $20,946 or 48% of net sales for the three months ended November 30, 2001, as compared to $20,883 or 43% of net sales for the three months ended November 30, 2000 The increased percentage for the current quarter results from reduced sales levels which results in a higher percentage of fixed manufacturing costs as compared to sales. The mix of products sold also impacts the cost of sales comparisons.

     An operating loss of $119,984 was generated for the quarter ended November 30, 2001 compared to an operating loss of $125,040 for the same period in the previous year. The decrease between years for the three month reporting period resulted from decreases in administrative expenses with relatively flat expenses in the research and development area and increased marketing and sales expenses.

     The Company received interest and investment income of $2,116 during the quarter ended November 30, 2001 as compared to $7,422 in the prior year. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering as well as from subsequent private placements. The decrease in investment income during the quarter as compared to the previous year results from significantly lower interest rates available for investment balances.

     Operating expenses decreased $5,056 (4%) to $119,984 from $125,040 for the quarter ended November 30, 2001 as compared to the prior year. The decrease for the three month reporting period as compared to the prior fiscal year results from lower administrative expenses along with an increase in marketing and sales costs, which fluctuate based on timing of promotional activities, and flat research and development expenses.

     Research and development costs increased by $230 (1%) to $35,621 from $35,391 in the current quarter as compared to the previous fiscal year. The small increase for the current quarter reflects similar expenditures in the areas of salaries and wages and professional fees as compared to the prior year. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).

     Marketing expenses increased by $4,436 (18%) to $29,369 from $24,933 for the quarter ended November 30, 2001 as compared to the previous year. The increase for the current quarter as compared to the previous year results primarily from promotional activities connected with the marketing of STEMSOL(TM) and DMSO/Dextran, a companion product, during the quarter. The Company expects that marketing and sales expenses will fluctuate based on introduction of new products, new studies, and as new advertising materials are developed.

     Administrative expenses decreased by $9,722 (15%) for the quarter ended November 30, 2001 compared to the previous fiscal year to $54,994 from $64,716. The decrease for the three month reporting period is due to the amount and timing of legal and professional fees expended in connection with the introduction of new products, agreements and matters related to the advancement of ViaStem(TM).





LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at November 30, 2001 include cash and short-term investments of $321,145 and net working capital of $297,970. This represents a decrease of $91,055 (22%) in cash and short-term investments and a decrease of $63,162 (17%) in net working capital as compared to August 31, 2001.

     The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven year lease. The Company moved into the new facility during March 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. In February 2000 the loan was renegotiated with a different bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.5%, is tied to the certificate of deposit rate. The loan is for a one year term with a maturity in February 2001. The balance of the tenant improvements over this amount was paid with Company funds.

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

     During the fourth quarter of fiscal 2001, the Company sold subscriptions for 157,659 units of common stock and a warrant at $0.47 per unit in a private offering.

     The Company sold additional subscriptions for 53,200 units of common stock and a warrant for $0.47 in the first quarter of fiscal 2002.

     The Company intends to pursue additional financing, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds with terms that are favorable to the Company. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

     The Company anticipates spending approximately $30,000 during fiscal 2002 on capital expenditures. Through November 2001 the Company has made no capital expenditures. The majority of the planned expenditures will be used to fund new products, research and development and manufacturing growth. The Company believes that its capital resources on hand at November 30, 2001 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.



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


                                              PROTIDE PHARMACEUTICALS, INC.


Dated: January 10, 2002                  By:  /S/ Milo R. Polovina
                                              -----------------------------
                                              Milo R.  Polovina, President & CEO
                                              (Principal Financial Officer)