Form 10QSB
period 2002-02-28
CELOX LABORATORIES INC
filed 2002-04-15
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended FEBRUARY 28, 2002 or
                               -----------------

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number         0-19866
                       -------------------------

                          PROTIDE PHARMACEUTICALS, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                          36-3384240
------------------------------------               -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                      55128
--------------------------------------------       -----------------------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON MARCH 31, 2002 WAS 3,733,169.

Transitional small business format disclosure:

                              Yes _____  No __X__

                                Table of Contents

                          PROTIDE PHARMACEUTICALS, INC.

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                February 28, 2002




PART I -- FINANCIAL INFORMATION                                             Page
                                                                            ----

     ITEM 1.   Financial Statements

               Balance Sheet as of August 31, 2001
                 and February 28, 2002                                        3

               Statement of Operations -- Three months ended February
                 28, 2002 and February 28, 2001, and six months ended
                 February 28, 2002 and February 28, 2001                      5

               Statement of Changes in Shareholders' Equity
                 for the year ended August 31, 2001 and the
                 six months ended February 28, 2002                           6

               Statement of Cash Flows -- Six months ended
                 February 28, 2002 and February 28, 2001                      7

               Notes to Financial Statements                                  8


     ITEM 2.   Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                         9


PART II -- OTHER INFORMATION                                                 14

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                     February, 28      August 31,
ASSETS                                                   2002             2001
                                                     ------------     ------------
                                                      (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                      $     88,055     $    197,200
      Certificates of deposit                             175,000          215,000
      Trade receivables                                    74,611           26,448
      Accrued interest receivable                           6,329            6,074
      Inventories                                          58,059           52,711
      Other                                                 4,084            1,593
                                                     ------------     ------------

                  Total current assets                    406,138          499,026
                                                     ------------     ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment                 226,937          226,937
      Office furniture and equipment                       94,822           94,822
      Leasehold improvements                              138,426          138,426
                                                     ------------     ------------
                                                          460,185          460,185
      Less accumulated depreciation                      (397,817)        (383,622)
                                                     ------------     ------------

                                                           62,368           76,563
OTHER ASSETS
       Patents, net                                        46,584           48,340
                                                     ------------     ------------

                  TOTAL ASSETS                       $    515,090     $    623,929
                                                     ============     ============


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                         February 28,      August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                         2002             2001
                                                         ------------     ------------
                                                         (Unaudited)
CURRENT LIABILITIES
      Accounts payable                                   $      7,336     $     12,174
      Accrued liabilities                                      31,169           53,563

      Bank note payable - current                              71,508           72,157
                                                         ------------     ------------

                  Total current liabilities                   110,013          137,894
                                                         ------------     ------------

SHAREHOLDERS' EQUITY
      Common stock issued and outstanding                      37,332           37,332
      Common stock subscribed                                   2,959            1,577
      Additional paid-in capital                            5,832,291        5,768,669
                                                         ------------     ------------
                                                            5,872,582        5,807,578
      Accumulated deficit                                  (5,467,505)      (5,321,543)
                                                         ------------     ------------

                  Total shareholders' equity                  405,077          486,035
                                                         ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    515,090     $    623,929
                                                         ============     ============


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

----------------------------------------------------------------------------------------------------
                                          Three months ended                Six months ended
                                             February 28,                     February 28,
                                        2002             2001             2002             2001
----------------------------------------------------------------------------------------------------
REVENUES
  Net sales                         $    118,245     $     50,461     $    161,940     $     99,180
  Cost of products sold                   52,140           19,512           73,086           40,395
----------------------------------------------------------------------------------------------------

GROSS MARGIN                              66,105           30,949           88,854           58,785
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                38,486           43,483           74,107           78,874
  Marketing and sales                     26,747           24,262           56,116           49,195
  Administration                          55,230           55,832          110,224          120,549
----------------------------------------------------------------------------------------------------

  Total operating expenses               120,463          123,577          240,447          248,618

OPERATING LOSS                           (54,358)         (92,628)        (151,593)        (189,833)

OTHER INCOME (EXPENSE)
  Interest and investment income           1,745            6,756            3,861           14,178
  Other income                             3,645                0            3,645           20,539
  Interest expense                          (853)            (684)          (1,875)          (1,721)
----------------------------------------------------------------------------------------------------

  Total other income, net                  4,537            6,072            5,631           32,996

NET LOSS                            ($    49,821)    ($    86,556)    ($   145,962)    ($   156,837)
=====================================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                        ($      0.01)    ($      0.02)    ($      0.04)    ($      0.04)
----------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              3,733,169        3,715,947        3,733,169        3,699,467
=====================================================================================================

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                  Balance at         Shares       Net loss for       Balance at
                               August 31, 2001     Subscribed      the period     February 28, 2002
---------------------------------------------------------------------------------------------------
Common Stock
       Shares                      3,733,169                                            3,733,269
       Amount                   $     37,332                                         $     37,332

Common Stock Subscribed
       Shares                        157,659           138,306                            295,965
       Amount                   $      1,577      $      1,382                       $      2,959

Additional Paid- in Capital     $  5,768,669      $     63,622                       $  5,832,291

Accumulated Deficit             ($ 5,321,543)                      ($   145,962)     ($ 5,467,505)
---------------------------------------------------------------------------------------------------

Total                           $    486,035      $     65,004     ($   145,962)     $    405,077


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

                                                                         Six months ended
                                                                           February 28,
                                                                  ----------------------------
                                                                      2002            2001
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                       ($ 145,962)     ($ 156,837)
     Adjustments to reconcile net loss to
       Net cash used in operating activities:
             Depreciation and amortization                             15,951          16,306
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                             (48,163)          6,252
                      Accrued interest receivable                        (255)          2,618
                      Inventories                                      (5,348)         (5,703)
                      Other                                            (2,491)          6,020
                  Increase (decrease) in:
                      Accounts payable                                 (4,838)          5,687
                      Accrued liabilities                             (22,394)         (4,232)
----------------------------------------------------------------------------------------------

                      Net cash used in operating activities          (213,500)       (129,889)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity of bank certificates of deposit, net                     40,000         170,867
     Capital expenditures                                                   0               0
----------------------------------------------------------------------------------------------

                      Net cash from investing activities               40,000         170,867
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
     Proceeds from issuing common stock subscriptions                  65,004           5,000
     Principal payments on bank note payable                             (649)           (780)
----------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing         64,355           4,220
                      activities
                      Net increase (decrease) in cash
                        and cash equivalents                         (109,145)         45,198

CASH AND CASH EQUIVALENTS:
     Beginning of period                                              197,200          63,935
----------------------------------------------------------------------------------------------

     End of period                                                 $   88,055      $  109,133
==============================================================================================

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS -- FEBRUARY 28, 2002


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


NOTE C -  SHORT-TERM INVESTMENTS

     As of February 28, 2002, the Company had investments of $175,000 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


NOTE D -  NOTES PAYABLE BANK

     During April 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenants' improvements in the Company's new facility. In February 2001 the loan was renegotiated with a different Bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 5.5%, is tied to the certificate of deposit rate.


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

     During the first quarter of fiscal 2001 the Company introduced the new product STEMSOL(TM). STEMSOL(TM) is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, bone marrow, peripheral-blood stem cells and cord blood preservations. In addition, DMSO/Dextran was introduced in the first quarter of fiscal 2001 and is also used as a cryopreservative for these critical cells.

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

     During the third quarter of fiscal 2000, the Company entered into an agreement to manufacture specialized solutions for the processing of pancreatic islet cells for transplants. These cells may be used instead of whole organ transplants. During the first quarter of fiscal 2002 an order was received from a second transplant center for these specialized solutions. The revenue from this order was reflected in the second quarter of fiscal 2002.


     b. VIASTEM(TM)

     In March 1995, the Company filed a patent application for ViaStem(TM) in the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company's ViaStem(TM) technology through March of 2015. A second U.S. Patent was received in August 1998. This second patent broadened the patented uses of ViaStem(TM) in bone marrow transplantation and related therapies. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. In October 1998 the Company received notice from the New Zealand and Australian Patent Office that a patent on ViaStem(TM) had been granted by each of the respective countries. In March 2000 notice was received from the Patent Office in Canada that a patent had been issued for ViaStem(TM). The Company received notice from the Russian Patent Office in May 2000 of the official issue date for the patent for ViaStem(TM) in Russia. In March 2002 a patent for ViaStem(TM) was received from the Mexican Patent Office. Protide received notice from the Japan Patent Office that a patent on ViaStem(TM) had been granted in Japan. Initial reports from other countries that have reviewed the international patent application have been positive. Due to the unique nature of ViaStem(TM), the Company pursued the patent process for this product.

     On March 31, 2000, Protide Pharmaceuticals, Inc. (the wholly owned subsidiary of Celox) entered into an agreement with Fairview-University Medical Center (FUMC), Minneapolis, MN. FUMC will provide collecting, processing and assaying of human peripheral blood stem cells as part of Protide's clinical investigation of ViaStem(TM). In the second quarter of fiscal 2002, the Company named a new Principal Investigator (PI) at the University of Minnesota to complete the additional information requested by the FDA after the depature of the original PI from the University.

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

     The Company also has distribution of its products in Japan through Funakoshi Co., LTD, a well- established Japanese distributor.

     In March 2000, the Company entered into an agreement with SciQuest.com, Inc. (NASDAQ:SQST) to sell its products online. This agreement was canceled in the third quarter of fiscal 2001 after SciQuest.com made changes to the agreement which were unfavorable to Protide.


RESULTS OF OPERATIONS

     During the quarter ended February 28, 2002, the Company had net sales of $118,245 which was an increase of $67,784 or 134% from $50,461 reported in the same quarter for the prior year. For the six month period ended February 28, 2002 net sales totaled $161,940 resulting in an increase of $62,760 (63%) from $99,180 reported in the comparable period in the previous fiscal period. The increase between years for both of the reporting periods results primarily from the amount and timing of custom orders, orders received from distributors and increased sales of the new products.

     The Company had a net loss of $49,821 for the quarter ended February 28, 2002 compared to a net loss of $86,556 for the same period in the previous year. For the six months ended February 28, 2002 the Company had a net loss of $145,962 compared to $156,837 for the comparable period in the previous year. The decreased loss for both of the reporting periods results from substantially increased sales coupled with reduced operating expenses offset by a decrease in other income of $16,894 for the six month reporting period. The six month period in the previous year included the receipt of a check in the amount of $20,539 from the KPMG Litigation Settlement Fund in fiscal 2001. This check was the result of a settlement with the Piper Jaffray Institutional Government Fund's auditors, KPMG. The check was recognized as other income in the first quarter of fiscal 2001. On a per share basis, the loss for the quarter ended February 28, 2002 equaled 1 cent versus a 2 cent loss in the comparable period in fiscal 2001. For the six months ended February 28, 2002 the Company had a 4 cent loss per share compared to a 4 cent loss per share in the comparable period in the previous year.

     The cost of products sold was $52,140 or 44% of net sales for the three months ended February 28, 2002, as compared to $19,512 or 39% of net sales for the three months ended February 28, 2001 The cost of products sold for the six months ended February 28, 2002 was $73,086 or 45% of net sales compared to $40,395 or 41% of net sales for the six months ended February 28, 2001. The increased percentage for the current quarter and the six month reporting period results from the mix of products sold.

     An operating loss of $54,358 was generated for the quarter ended February 28, 2002 compared to an operating loss of $92,628 for the same period in the previous year. For the six months ended February 28, 2002 an operating loss of $151,593 was incurred compared to an operating loss of $189,833 for the six months ended February 28, 2002. The decrease between years for the three month and six reporting periods resulted from substantial sales increases along with decreases in administrative and research and development expenses offset by increased marketing and sales expenses associated with the introduction of new products.

     The Company received interest and investment income of $1,745 during the quarter ended February 28, 2002 as compared to $6,756 in the prior year. For the six month period ended February 28, 2002 the Company received $3,861 in interest and investment income compared to $14,178 received in the comparable period in the previous year. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering as well as from subsequent private placements. The decrease in investment income during the quarter and the six month reporting period as compared to the previous year results from significantly lower interest rates available for investment balances.

     Operating expenses decreased $3,114 (3%) to $120,463 from $123,577 for the quarter ended February 28, 2002 as compared to the prior year. For the six months ended February 28, 2002 operating expenses decreased by $8,171 to $240,447 from $248,618 in the previous year. The decrease for the three month reporting period as well as the six month period as compared to the prior fiscal year results from lower administrative expenses and lower research and development expenses offset by an increase in marketing and sales costs, which fluctuate based on timing of promotional activities.

     Research and development costs decreased by $4,997 (11%) to $38,486 from $43,483 in the current quarter as compared to the previous fiscal year. For the six month period, research and development costs decreased by $4,767 to $74,107 from $78,874 in the previous year. The decrease for the current quarter and the six month period reflects lower expenditures in the areas of salaries and professional fees as compared to the prior year. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).

     Marketing expenses increased by $2,485 (10%) to $26,747 from $24,262 for the quarter ended February 28, 2002 as compared to the previous year. For the six months ended February 28, 2002, marketing expenses increased by $6,921 to $56,116 from $49,195 in fiscal 2001. The increase for the current quarter and the six month reporting period as compared to the previous year results primarily from promotional activities connected with the marketing of STEMSOL(TM) and DMSO/Dextran, a companion product, during the quarter. The Company expects that marketing and sales expenses will fluctuate based on introduction of new products, new studies, and as new advertising materials are developed.

     Administrative expenses decreased by $602 (1%) for the quarter ended February 28, 2002 compared to the previous fiscal year to $55,230 from $55,832 Administrative expenses decreased by $10,325 (9%) to $110,224 from $120,549 in the current six month reporting period as compared to the previous year. The decrease for both the three month reporting period and the six month reporting period is due to the amount and timing of legal and professional fees expended in connection with the introduction of new products, agreements and matters related to the advancement of ViaStem(TM).


LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at February 28, 2002 include cash and short-term investments of $263,055 and net working capital of $296,125. This represents a decrease of $149,145 (36%) in cash and short-term investments and a decrease of $65,007 (18%) in net working capital as compared to August 31, 2001.

     The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven year lease. The Company moved into the new facility during March 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. In February 2000 the loan was renegotiated with a different bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 4%, is tied to the certificate of deposit rate. The loan is for a one year term with a maturity in February 2003. The balance of the tenant improvements over this amount was paid with Company funds.

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

     The Company sold additional subscriptions for 53,200 units of common stock and a warrant for $0.47 in the first quarter of fiscal 2002 and additional subscriptions for 85,106 units of common stock and a warrant for $0.47 in the second quarter of fiscal 2002.

     The Company intends to pursue additional financing, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds with terms that are favorable to the Company. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

     The Company anticipates spending approximately $20,000 during fiscal 2002 on capital expenditures. Through February 2002 the Company has made no capital expenditures. The majority of the planned expenditures will be used to fund new products, research and development and manufacturing growth. The Company believes that its capital resources on hand at February 28, 2002 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.


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


                                        PROTIDE PHARMACEUTICALS, INC.


Dated: April 12, 2002                   By:       /S/ Milo R. Polovina
                                            ------------------------------------
                                            Milo R. Polovina, President & CEO
                                            (Principal Financial Officer)