Form 10QSB
period 2002-05-31
CELOX LABORATORIES INC
filed 2002-07-15
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended MAY 31, 2002 or
                               ------------

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

         MINNESOTA                                              36-3384240
----------------------------------------                  ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                            55128
----------------------------------------                  ----------------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON JUNE 30, 2002 WAS 4,029,134.

Transitional small business format disclosure:

                               Yes _____ No __X__

                                Table of Contents

                          PROTIDE PHARMACEUTICALS, INC.
                          -----------------------------

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                  May 31, 2002




PART I -- FINANCIAL INFORMATION                                                                   Page
                                                                                                  ----

         ITEM 1.        Financial Statements

                        Balance Sheet as of August 31, 2001
                           and May 31, 2002                                                        3

                        Statement of Operations -- Three months ended May 31,
                           2002 and May 31, 2001, and nine months ended May 31,
                           2002 and May 31, 2001                                                   5

                        Statement of Changes in Shareholders' Equity
                           for the year ended August 31, 2001 and the
                           nine months ended May 31, 2002                                          6

                        Statement of Cash Flows -- Nine months ended
                           May 31, 2002 and May 31, 2001                                           7

                        Notes to Financial Statements                                              8


         ITEM 2.        Management's Discussion and Analysis of Financial
                           Conditions and Results of Operations                                    9


PART II -- OTHER INFORMATION                                                                      14


                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                                               May 31,                  August 31,
ASSETS                                                                          2002                       2001
                                                                        --------------------       --------------------
                                                                                 (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                      $98,343                   $197,200
      Certificates of deposit                                                        175,000                    215,000
      Trade receivables                                                               46,741                     26,448
      Accrued interest receivable                                                      7,794                      6,074
      Inventories                                                                     56,851                     52,711
      Other                                                                            2,552                      1,593
                                                                        --------------------       --------------------

                  Total current assets                                               387,281                    499,026
                                                                        --------------------       --------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment                                            226,937                    226,937
      Office furniture and equipment                                                  94,822                     94,822
      Leasehold improvements                                                         138,426                    138,426
                                                                        --------------------       --------------------
                                                                                     460,185                    460,185
      Less accumulated depreciation                                                 (404,915)                  (383,622)
                                                                        --------------------       --------------------

                                                                                      55,270                     76,563
OTHER ASSETS
      Patents, net                                                                    45,707                     48,340
                                                                        --------------------       --------------------

                  TOTAL ASSETS                                                      $488,258                   $623,929
                                                                        ====================       ====================


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET


                                                                               May 31,                  August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            2002                       2001
                                                                        --------------------       --------------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
      Accounts payable                                                                $7,489                    $12,174
      Accrued liabilities                                                             30,658                     53,563
      Bank note payable - current                                                     71,508                     72,157
                                                                        --------------------       --------------------

                  Total current liabilities                                          109,655                    137,894
                                                                        --------------------       --------------------

SHAREHOLDERS' EQUITY
      Common stock issued and outstanding                                             40,291                     37,332
      Common stock subscribed                                                              0                      1,577
      Additional paid-in capital                                                   5,832,291                  5,768,669
                                                                        --------------------       --------------------
                                                                                   5,872,582                  5,807,578

      Accumulated deficit                                                         (5,493,979)                (5,321,543)
                                                                        --------------------       --------------------

                  Total shareholders' equity                                         378,603                    486,035
                                                                        --------------------       --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $488,258                   $623,929
                                                                        ====================       ====================


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)


                                                          Three months ended                        Nine months ended
                                                                May 31,                                   May 31,
                                                      2002                     2001             2002                   2001
--------------------------------------------  --------------------------------------- ---------------------------------------
REVENUES
  Net sales                                          $123,503                 $47,648          $285,443              $146,828
  Cost of products sold                                36,484                  18,896           109,570                59,291
--------------------------------------------  ---------------  ---------------------- ----------------- ---------------------

GROSS MARGIN                                           87,019                  28,752           175,873                87,537
--------------------------------------------  ---------------  ---------------------- ----------------- ---------------------

OPERATING EXPENSES
  Research and development                             37,185                  37,365           111,292               116,239
  Marketing and sales                                  27,702                  32,811            83,818                82,006
  Administration                                       49,481                  51,396           159,705               171,945
--------------------------------------------  ---------------  ---------------------- ----------------- ---------------------

  Total operating expenses                            114,368                 121,572           354,815               370,190

OPERATING LOSS                                        (27,349)                (92,820)         (178,942)             (282,653)

OTHER INCOME (EXPENSE)
  Interest and investment income                        1,693                   4,271             5,554                18,449
  Other income                                              0                       0             3,645                20,538
  Interest expense                                       (818)                 (1,361)           (2,693)               (3,082)
--------------------------------------------  ---------------  ---------------------- ----------------- ---------------------

  Total other income, net                                 875                   2,910             6,506                35,905

NET LOSS                                             ($26,474)               ($89,910)        ($172,436)            ($246,748)
============================================  ===============  ====================== ================= =====================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                           ($0.01)                 ($0.02)           ($0.05)               ($0.07)
--------------------------------------------  ---------------  ---------------------- ----------------- ---------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           3,736,386               3,733,169         3,734,253             3,710,825
============================================  ===============  ====================== ================= =====================


 See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                       Balance at            Shares     Net loss for          Balance at
                                    August 31, 2001          Issued      the period          May 31, 2002
---------------------------------------------------------------------------------------------------------
Common Stock
       Shares                          3,733,169             295,965                          4,029,134
       Amount                            $37,332              $2,959                            $40,291

Common Stock Subscribed
       Shares                            157,659            (157,659)                                 0
       Amount                             $1,577             ($1,577)                                 0

Additional Paid-in Capital            $5,768,669             $63,622                         $5,832,291

Accumulated Deficit                  ($5,321,543)                         ($172,436)        ($5,493,979)

---------------------------------------------------------------------------------------------------------
Total                                   $486,035             $65,004      ($172,436)           $378,603


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                             Nine months ended
                                                                                                   May 31,
                                                                             ------------------------------------------
                                                                                        2002                   2001
---------------------------------------------------------------------------  ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                                           ($172,436)             ($246,748)
     Adjustments to reconcile net loss to
       Net cash used in operating activities:
             Depreciation and amortization                                                23,926                 24,458
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                                                (20,293)                10,965
                      Accrued interest receivable                                         (1,720)                 3,209
                      Inventories                                                         (4,140)                (5,694)
                      Other                                                                 (959)                 3,974
                  Increase (decrease) in:
                      Accounts payable                                                    (4,685)                   579
                      Accrued liabilities                                                (22,905)                   316
---------------------------------------------------------------------------  -------------------       ----------------

                      Net cash used in operating activities                             (203,212)              (208,941)
---------------------------------------------------------------------------  -------------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity of bank certificates of deposit, net                                        40,000                245,867
     Capital expenditures                                                                      0                      0
---------------------------------------------------------------------------  -------------------       ----------------

                      Net cash from investing activities                                  40,000                245,867
---------------------------------------------------------------------------  -------------------       ----------------

CASH FLOWS FROM FINANCING:
     Proceeds from issuing common stock                                                   65,004                  5,000
     Principal payments on bank note payable                                                (649)                (1,265)
---------------------------------------------------------------------------  -------------------       ----------------
                      Net cash provided by financing activities                           64,355                  3,735

                      Net increase (decrease) in cash
                        and cash equivalents                                             (98,857)                40,661

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                 197,200                 63,935
---------------------------------------------------------------------------  -------------------       ----------------

     End of period                                                                       $98,343               $104,596
===========================================================================  ===================       ================

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS -- MAY 31, 2002


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


NOTE C - SHORT-TERM INVESTMENTS

     As of May 31, 2002, the Company had investments of $175,000 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


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

     Celox Laboratories, Inc. will continue to market products that are sold for research purposes. Celox was formed in 1985 as a Company that researches, develops, manufactures, and markets cell biology products that are used in the propagation of cells derived from mammals, including humans, and other species. These specialized cell growth products are used primarily in academic, pharmaceutical and other commercial laboratories to improve the growth, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons, and human growth factor. Since its inception, the Company has pursued a strategy of developing non-serum based products for the growth of human and other mammalian cells.

     The Company markets more than 20 different research products under the Celox Laboratories brand name. The Company's proprietary products consist of six different serum-free supplements and two cell freezing solutions. The Company also manufactures five basal media formulations, a series of buffered saline solutions, other cell biology reagents, and a variety of custom formulations.

     During the first quarter of fiscal 2001 the Company introduced the new product STEMSOL(TM). STEMSOL(TM) is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, bone marrow, peripheral-blood stem cells and cord blood preservations. In addition, DMSO/Dextran was introduced in the first quarter of fiscal 2001 and is also used as a cryopreservative for these critical cells. These products are labeled for research use only, not for human use.

     The Company has received a Drug Master File classification from the Food and Drug Administration (FDA) for TCM(TM). This classification could expedite the FDA approval process for customers who want to use the Company's TCM(TM) product for manufacturing purposes.

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

     On March 31, 2000, Protide Pharmaceuticals, Inc. (the then wholly owned subsidiary of Celox) entered into an agreement with Fairview-University Medical Center (FUMC), Minneapolis, MN. FUMC will provide collecting, processing and assaying of human peripheral blood stem cells as part of Protide's clinical investigation of ViaStem(TM). In the second quarter of fiscal 2002, the FUMC named a new Principal Investigator (PI) at the University of Minnesota to complete the additional information requested by the FDA after the departure of the original PI from the University.

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



     RESULTS OF OPERATIONS

     During the quarter ended May 31, 2002, the Company had net sales of $123,503 which was an increase of $75,855 or 159% from $47,648 reported in the same quarter for the prior year. For the nine month period ended May 31, 2002 net sales totaled $285,443 resulting in an increase of $138,615 (94%) from $146,828 reported in the comparable period in the previous fiscal period. The increase between years for both of the reporting periods results primarily from the amount and timing of custom orders, orders received from distributors and increased sales of the new products.

     The Company had a net loss of $26,474 for the quarter ended May 31, 2002 compared to a net loss of $89,910 for the same period in the previous year. For the nine months ended May 31, 2002 the Company had a net loss of $172,436 compared to $246,748 for the comparable period in the previous year. The decreased loss for both of the reporting periods results from substantially increased sales coupled with reduced operating expenses offset by a decrease in other income of $16,893 for the nine month reporting period. The nine month period in the previous year included the receipt of a check in the amount of $20,538 from the KPMG Litigation Settlement Fund in fiscal 2001. This check was the result of a settlement with the Piper Jaffray Institutional Government Fund's auditors, KPMG. The check was recognized as other income in the first quarter of fiscal 2001. On a per share basis, the loss for the quarter ended May 31, 2002 equaled .007 which was rounded up to 1 cent versus a 2 cent loss in the comparable period in fiscal 2001. For the nine months ended May 31, 2002 the Company had a 5 cent loss per share compared to a 7 cent loss per share in the comparable period in the previous year.

     The cost of products sold was $36,484 or 30% of net sales for the three months ended May 31, 2002, as compared to $18,896 or 40% of net sales for the three months ended May 31, 2001. The cost of products sold for the nine months ended May 31, 2002 was $109,570 or 38% of net sales compared to $59,291 or 40% of net sales for the nine months ended May 31, 2001. The decreased percentage for the current quarter and the nine month reporting period results from substantially higher sales as well as the mix of products sold.

     An operating loss of $27,349 was generated for the quarter ended May 31, 2002 compared to an operating loss of $92,820 for the same period in the previous year. For the nine months ended May 31, 2002 an operating loss of $178,942 was incurred compared to an operating loss of $282,653 for the nine months ended May 31, 2001. The decrease between years for the three month and nine reporting periods resulted from substantial sales increases along with decreases in administrative and research and development expenses offset by increased marketing and sales expenses associated with the introduction of new products for the nine month reporting period.

     The Company received interest and investment income of $1,693 during the quarter ended May 31, 2002 as compared to $4,721 in the prior year. For the nine month period ended May 31, 2002 the Company received $5,554 in interest and investment income compared to $18,449 received in the comparable period in the previous year. Investment income is derived primarily from the investment of the proceeds of the Company's March 1992 initial public offering as well as from subsequent private placements. The decrease in investment income during the quarter and the nine month reporting period as compared to the previous year results from significantly lower interest rates available for investment balances.

     Operating expenses decreased $7,204 (6%) to $114,368 from $121,572 for the quarter ended May 31, 2002 as compared to the prior year. For the nine months ended May 31, 2002 operating expenses decreased by $15,375 to $354,815 from $370,190 in the previous year. The decrease for the three month reporting period as well as the nine month period as compared to the prior fiscal year results from lower administrative expenses and lower research and development expenses offset by an increase in marketing and sales costs for the nine month reporting period, which fluctuate based on timing of promotional activities.

     Research and development costs decreased by $180 to $37,185 from $37,365 in the current quarter as compared to the previous fiscal year. For the nine month period, research and development costs decreased by $4,947 to $111,292 from $116,239 in the previous year. The small decrease for the current quarter and the larger decrease for the nine month period reflects lower expenditures in the areas of salaries and professional fees as compared to the prior year. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).

     Marketing expenses decreased by $5,109 (16%) to $27,702 from $32,811 for the quarter ended May 31, 2002 as compared to the previous year. For the nine months ended May 31, 2002, marketing expenses increased by $1,812 to $83,818 from $82,006 in fiscal 2001. The decrease for the current quarter as compared to the prior fiscal year results from reduced promotional expenditures. For the nine month reporting period as compared to the previous year the increase results primarily from promotional activities connected with the marketing of STEMSOL(TM) and DMSO/Dextran, a companion product, during the period. The Company expects that marketing and sales expenses will fluctuate based on introduction of new products, new studies, and as new advertising materials are developed.

     Administrative expenses decreased by $1,915 (4%) for the quarter ended May 31, 2002 compared to the previous fiscal year to $49,481 from $51,396 Administrative expenses decreased by $12,240 (7%) to $159,705 from $171,945 in the current nine month reporting period as compared to the previous year. The decrease for both the three month reporting period and the nine month reporting period is due to the amount and timing of legal and professional fees expended in connection with the introduction of new products, agreements and matters related to the advancement of ViaStem(TM).

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at May 31, 2002 include cash and short-term investments of $273,343 and net working capital of $277,626. This represents a decrease of $138,857 (34%) in cash and short-term investments and a decrease of $83,506 (23%) in net working capital as compared to August 31, 2001.

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

     The Company anticipates spending approximately $90,000 during fiscal 2002 on capital expenditures. Through May 2002 the Company has made no capital expenditures. The majority of the planned expenditures will be used for research and development in connection with the development of ViaStem(TM). The Company believes that its capital resources on hand at May 31, 2002 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.



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


                                   PROTIDE PHARMACEUTICALS, INC.


Dated: July 10, 2002         By:             /S/ Milo R. Polovina
                                   ---------------------------------------------
                                   Milo R. Polovina, President & CEO
                                   (Principal Financial Officer)