Form 10KSB
period 2002-08-31
CELOX LABORATORIES INC
filed 2002-11-22
CIK 883720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.__X__ Yes No _____

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. o

         The registrant's sales for its most recent fiscal year were $408,911

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on October 31, 2002 as reported on the Over-the-Counter Market, was approximately $364,500. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this number, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 31, 2002, the registrant had outstanding 4,029,134 shares of Common Stock.

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

         Protide Pharmaceuticals, Inc. ("Protide" or the "Company") is a biotechnology company devoted to the discovery, development and commercialization of technologies and processes in clinical cell therapy and transfusion medicine, specifically in the areas of cancer, genetic disorders, cell engineering and transplantation. The Company provides products and contract services to companies and educational institutions that are working in these areas.

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


PRODUCTS AND SERVICES

         Protide manufactures 3 products and Celox manufactures over 16 different products. Products manufactured and sold by Protide Pharmaceuticals, Inc. include HemaPro(TM), which is a low protein, serum-free medium for clonogenic assays or EX VIVO expansion of human progenitor cells; Stemsol(TM), which is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations and DMSO/Dextran which is also a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) with Dextran added. It too is used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations. An additional proposed clinical product, ViaStem(TM), is undergoing additional preclinical testing. This product was developed to improve the preservation of critical cells (e.g., human stem cells and dendritic cells), which are required for bone marrow transplantation. Additional uses for ViaStem(TM) include cryopreservation of cord blood and platelets.

         Celox Laboratories, Inc. will continue to market the proprietary serum-free supplements: TCM(TM), TM-235(TM), TCH(TM), and Nephrigen(TM), as well as two cell freezing solutions, Cellvation(TM) and a newly introduced product, pZerve(TM). Nephrigen(TM) was introduced in fiscal 1998 and is a serum-free growth medium developed specifically for the culturing of Human Embryonic Kidney
(293) cells. As part of the Nephrigen(TM) system, the Company also introduced a non-enzymatic dissociation solution that is used instead of an enzyme such as trypsin. pZerve(TM) was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve(TM) is used as a research product only, it is not for human use.


         PROTIDE PHARMACEUTICALS, INC. CELL THERAPY PRODUCTS

         HEMAPRO(TM)

         HemaPro(TM) was developed as a serum-free medium for use in clonogenic assays or EX VIVO expansion of human progenitor cells. HemaPro(TM) does not contain erythropoietin, recombinant growth factors, human serum or fetal bovine serum, thereby making it effective in studying stimulatory factors under controlled conditions.

         STEMSOL(TM)

         Stemsol(TM) is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations. This is not a FDA approved product.

         DMSO/DEXTRAN

         DMSO/Dextran is also a sterile filtered, USP Grade Dimethyl Sulfoxide
(DMSO) with Dextran added. It too is used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations. This is not a FDA approved product.

         VIASTEM(TM)

         ViaStem(TM) is a cell solution that was developed as a new technology for ultra-low temperature preservation of critical cells like those required for bone marrow transplantations. The Company believes that ViaStem(TM) has the potential of preventing certain complications associated with current procedures, such as toxicity and nausea. Preliminary data indicates that ViaStem(TM) increases the viability and preservation of critical cells. Other potential applications for ViaStem(TM) include preservation of umbilical cord cells, dendritic cells, platelets, and red blood cells. ViaStem(TM) is undergoing additional pre-clinical testing and the Company anticipates beginning human trials during fiscal 2003. During May 2000 the Company submitted an application to the FDA to initiate human clinical trials for ViaStem(TM). This was the first submission ever made by the Company to the FDA for testing in human subjects.


         CELOX LABORATORIES, INC. PRODUCTS

         SERUM-FREE SUPPLEMENTS

         The Company has developed four technically advanced serum-free supplements to address the inadequacies of serum-based media. The Company's defined basal media supplements, TCM(TM), TM-235(TM), TCH(TM)and Nephrigen(TM) are fortified, low-protein, multipurpose serum-free supplements formulated for the long-term culturing of a wide variety of cell types. These supplements contain chemically-defined, growth-promoting factors that enhance the growth, productivity, and purity of highly specialized cells that secrete biological products such as monoclonal antibodies, interferons, human growth factor, insulin, tissue plasminogen, enzymes, and proteins/antigens for vaccine production. These supplements also improve the biochemical analysis of nutrient and hormonal effects on the differentiation and function of cells.

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

         The Company sells TCM(TM), TM-235(TM), TCH(TM) and Nephrigen(TM) at prices competitive with serum and other serum-free supplements. (See "Business -- Competition.") The reliability and rigorous quality control involved in manufacturing TCM(TM), TM-235(TM), TCH(TM) and Nephrigen(TM) allow researchers to purchase as little as a one-week supply of supplements rather than enough for an entire project as is often necessary with serum-based media. The consistency of TCM(TM), TM-235(TM), TCH(TM) and Nephrigen(TM) reduces the need to qualify the supplements prior to each use. TCM(TM), TM-235(TM), TCH and Nephrigen(TM) are concentrated to a level of fifty times in small-volume packages for easier shipment and storage than comparable amounts of serum, which are typically sold in non- concentrated form.

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


CUSTOMERS

         The Company markets its products to academic, pharmaceutical, biotechnology and diagnostic companies. In 2002, one major customer accounted for 10% of gross sales. In 2001, one major customer accounted for 16.% The loss of these customers would have a material adverse, short-term effect on the Company. (See Note 10 of Notes to Financial Statements.)

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

         During the first quarter of fiscal 2001 the Company introduced the new product STEMSOL(TM). STEMSOL(TM) is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral blood stem cells and cord blood preservations. A companion product, DMSO/Dextran ,was introduced in the third quarter of fiscal 2001.

         For the years ended August 31, 2001 and 2002, the Company spent $151,347 and $147,235, respectively, on research and development. During fiscal year 2002, the Company's primary research and development efforts continued to focus on the completion of pre-clinical testing of ViaStem(TM) and development of other products utilized in stem cell therapy. The pre-clinical testing of ViaStem(TM) continues at the University of Minnesota. Research and developmental expenses will fluctuate based on the status of pre-clinical and clinical trials for ViaStem(TM) as well as from the introduction of new products.


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

         The Company packages and ships its products from its facility in St. Paul, Minnesota. The Company generally ships within 24 to 48 hours after receiving a purchase order. (See "Item 2 - Properties" for further discussion of Company facilities.)


COMPETITION

         Competition in the biotechnology industry is intense and comes from independent cell biology companies, major pharmaceutical firms, and university-affiliated entities both in the United States and in foreign countries. Certain of these companies have extensive experience in the biotechnology industry and most have substantially greater financial, technical, marketing, and management resources than the Company. A significant amount of cell biology activity is carried out at universities and other not-for-profit research organizations. These entities are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking protection for their technology and products. These institutions also compete with the Company in recruiting highly trained personnel.

         The Company's defined serum-free supplements compete with serum and serum-free growth media products from a number of companies, including Invitrogen, Inc.; Irvine Scientific, Inc.; and Sigma Chemical Company. The principal competitive factors for these products are performance, price, reliability, quality and packaging. The Company's products compete on the basis of all five factors, although management believes its principal competitive advantages are quality and performance. The Company's defined basal media supplements also compete with serum products, which have traditionally dominated the market for cell growth media. Manufacturers of these products include Invitrogen, Inc.; J.R.H. Biosciences, Inc.; Hyclone Laboratories, Inc.; and Sigma Chemical Company. The Company believes that its products have a competitive advantage over serum- based products on the basis of performance, packaging, and price stability. Many of the same manufacturers also produce products that compete with the Company's basal media formulations, buffered saline solutions, and other cell biology reagents.

TRADE SECRETS AND PROPRIETARY TECHNOLOGY

         The Company's ability to compete effectively with other producers may be materially dependent on the proprietary nature of its technologies. The Company pursues a policy of protecting its technological position through the use of trade secrets. Because patenting requires disclosure of technology to the public, and because the nature of certain technology renders policing of infringement difficult, the Company believes its proprietary technology is generally better protected by maintaining strict security and secrecy than by obtaining patents, in most instances. There can be no assurance, however, that competitors will not independently develop substantially the equivalent information or techniques, or otherwise gain access to the Company's know-how, such as through the employment of scientific personnel who previously worked for the Company.

         To protect its trade secrets, the Company marks all of its proprietary documents confidential, distributes confidential information on a "need-to-know" basis only and uses employee confidentiality agreements. All of the Company's employees have signed, and future employees and consultants will sign, confidentiality agreements under which they agree not to use or disclose the Company's proprietary information. The Company intends to vigorously enforce those agreements. There can be no assurance, however, that these confidentiality agreements will be honored or that others will not independently develop similar technology. To the extent that such consultants apply technical information independently developed by them to projects undertaken by the Company, disputes may arise as to the proprietary rights to such information. The Company will also require that vendors, potential vendors, licensees, and joint venturers sign confidentiality agreements whenever appropriate.

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

         During May 2000 the Company submitted an application to the Food and Drug Administration (FDA) to initiate human clinical trials for ViaStem(TM). This was the first submission ever made by the Company to the FDA for testing in human subjects. In August 2000 the Company announced that it had received notice from the FDA that the clinical trial had been placed on clinical hold pending further requested information. The Company intends to submit the additional requested information to the FDA in the near future.


GOVERNMENT REGULATIONS

         Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research. The Company is required to conform its operations to the FDA's "current Good Manufacturing Practice" regulations. The FDA requires pre-manufacturing approval for certain new medical devices, drugs, or vaccines. This approval generally requires an unequivocal demonstration of the safety and efficacy of a new device, drug, or vaccine. The FDA approval process is generally costly and time-consuming. Because the Company does not currently produce or sell medical devices, drugs, or vaccines, it is not directly affected by these regulations, other than for the ViaStem(TM) product. However, if the Company's customers incorporate the Company's products into products that are medical devices, drugs, or vaccines, such customers will generally be required to obtain such approvals.

         The Company is also required to obtain Export Certificates from the United States Department of Agriculture (USDA) for the export of certain products which contain animal derived proteins.

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

EMPLOYEES

         As of October 31, 2002, the Company employed a total of four (4) persons on a full-time basis, of whom two were involved in technical capacities and two in administrative functions, as well as part time and temporary employees. During the next 12 months, the Company anticipates hiring technical personnel, administrative staff, and manufacturing personnel , as needed, based on growth and the introduction of new products. The Company also intends to continue to utilize temporary employees and consultants, as needed, in administrative and general laboratory positions.


ITEM 2 - PROPERTIES

         The Company's executive offices and laboratories are located in a facility in St. Paul, Minnesota. The Company leases approximately 9,500 square feet of office, laboratory, and warehouse space in this facility. The Company moved into the St. Paul facility during March 1997.


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

                                                                STOCK PRICES
                                                             HIGH          LOW
    FISCAL YEAR 2001

    November 30, 2000 (1st Quarter)                         $1.00         $0.38
    February 28, 2001 (2nd Quarter).......................   0.51          0.19
    May 31, 2001 (3rd Quarter)............................   0.47          0.19
    August 31, 2001 (4th Quarter).........................   0.51          0.18

    FISCAL YEAR 2002

    November 30, 2001 (1st Quarter).......................   0.40          0.18
    February 28, 2002 (2nd Quarter).......................   0.44          0.15
    May 31, 2002 (3rd Quarter)............................   0.35          0.16
    August 31, 2002 (4th Quarter).........................   0.32          0.13

    FISCAL YEAR 2003

    September 1, 2002 through
    October 31, 2002......................................  $0.31         $0.14

         B.   HOLDERS

         As of October 31, 2002, there were approximately 600 holders of the Company's Common Stock.

         C.   DIVIDENDS

         The Company has not paid any dividends on its Common Stock to date and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the expansion and development of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following pertains to the results of operations and financial position of the Company for the two fiscal years ended August 31, 2002 and August 31, 2001 and should be read in conjunction with the financial statements included elsewhere herein.


RESULTS OF OPERATIONS


         The Company had a net loss of $204,302 in fiscal 2002 compared to net loss of $364,257 in fiscal 2001. A large increase in sales with decreased operating expenses contributed to the decreased loss for fiscal 2002.

         Net sales increased 101% or $205,347 to $408,911 in 2002 from $203,564 in 2001, primarily due to sales of newly introduced products, the timing of orders received from manufacturing customers and the amount and timing of distributors orders. One customer accounted for sales of more than 10% of the Company's annual sales in 2002. In fiscal 2001 a different customer accounted for more than 10% of Company sales. (See Note 10 of Notes to Financial Statements.)

         The Company also received interest income of $6,589 in 2002 compared to $21,506 in 2001 This is primarily due to the Company's cash position as a result of its March 1992 initial public offering and subsequent private placements. The decrease between years is due to the use of cash in operations coupled with significantly lower effective interest rates on investments.

         A portion of the proceeds from the March 1992 initial public offering had been invested in the Piper Jaffray Institutional Government Income Fund. Due to an unexpected decline in value of the Fund, which was attributed to the purchase of derivatives, class action litigation by investors began in 1994. In February 1995, Piper Jaffray Companies Inc. announced a $70 million (less attorney fees) settlement to settle such litigation, subject to court approval and acceptance of the settlement by a large percentage of the Funds' shareholders. In August 1995, a federal judge gave preliminary approval to this settlement, which was a combination of $20 million in cash and $50 million in 8% notes payable. All payments were received from Piper Jaffray in accordance with the schedule outlined by the court. Litigation by investors against auditors of the Fund related to Fund losses was settled in June 2000. In October 2000, the Company received a check in the amount of $20,539 from the KPMG Litigation Settlement fund, which was recognized as other income in fiscal 2001. A final residual payment was received in the first quarter of fiscal 2002 and was recognized as other income in the current fiscal year.

         Marketing and general and administrative expenses decreased by 13% or $47,099 from $359,780 in fiscal 2001 to $312,681 in fiscal 2002. The decrease between the respective periods was due to the amount and timing of advertising and trade show expenses incurred in connection with the introduction of new products as well as decreased salaries and wages and related health care premiums. Legal and professional fees also contributed to the decrease as compared to the prior year.

         Cost of goods sold increased by $65,457 as compared to fiscal 2001, and represented 39% of sales in fiscal 2002 compared to 47% of sales in fiscal 2001 The decrease in the cost of goods sold as a percentage of sales results from a large increase in sales as well as the mix of products sold during the comparable periods as new products were introduced and other products were discontinued.

         Research and development expenses decreased by 3% or $4,112 to $147,235 in fiscal 2002. The decrease between years results from the timing and amount of professional fees and other costs associated with the patent filing for ViaStem(TM) as well as salaries and wages related to advancing ViaStem(TM) through pre-clinical and clinical trials. The Company added two new products in fiscal 2001, Stemsol(TM) and DMSO/Dextran. The Company presently has 20 products.

         The basic and diluted loss per common share was ($0.05) in fiscal 2002 compared to ($0.10) in fiscal 2001.

         In 2003, the Company will continue its efforts to increase sales volume through focused marketing activities and through sales of the newly introduced products. The sales and marketing activities will consist of seeking further relationships with independent sales organizations and distributors, expanding its distribution activities with ICN Pharmaceuticals, and the Sigma Chemical Company and increased contract manufacturing. Newly introduced products will be marketed by the Company and potentially will be made available to one or more distributors. In addition, the Company will continue to focus on the sales of its proprietary products, which have better margins than the basal media and balanced salt solutions. The Company expects operating costs to increase in 2003 due to the expected costs of the clinical tests for ViaStem(TM). However, there can be no assurance that sales will increase or that the Company will be profitable in the future. Management does not expect to realize an operating profit in fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

         During 2002, the Company did not make any capital expenditures. The Company anticipates that capital expenditures for 2003 will be approximately $30,000 to fund additional sales, research and development, and manufacturing growth. This amount does not include any expenditures for clinical investigation.

         At August 31, 2002, the Company had cash and short-term investments totaling $281,685 This cash and short-term investment position is from the proceeds of the Company's March 1992 initial public offering as well as subsequent private placements in fiscal 1999, 2000 and 2001. Management believes that these funds will be sufficient to fund operating losses and capital expenditures for fiscal 2003.

         The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven-year lease. The Company moved into the new facility during March 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. The loan is secured by a certificate of deposit at the bank. The interest rate for this loan (currently at 4%) is tied to the certificate of deposit rate. The loan was renewed in fiscal 2002 or a one year term with a maturity in February 2003. The balance of the tenant improvements over this amount was paid with Company funds.

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

         During the third quarter of fiscal 2000 additional funds in the amount of $211,750 were raised by selling units at $1.15 per unit and common stock at $1.40 per share to other investors in a private placement. The additional funds raised will be used for general corporate expenses as well as for advancing ViaStem(TM) through the necessary testing before FDA approval can be obtained.

         The Company sold subscriptions for 157,659 shares of common stock with a warrant at $0.47 per unit in a private offering in August 2001. Common shares were issued for both those subscriptions as well as additional subscriptions sold during fiscal 2002.

         The Company intends to pursue additional financing in fiscal 2003, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem(TM).

         At this time, management is not aware of any factors that would have a materially adverse impact on cash flow beyond fiscal 2003 other than the potential for continuing losses and the potential expenses associated with clinical trials for ViaStem(TM). Management expects operating losses to continue in fiscal 2003


EFFECTS OF INFLATION

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the director and executive officer of the Company as of October 31, 2002. Directors hold office until the next Annual Shareholder's meeting.

         NAME                        AGE                  POSITION
         ----                        ---                  --------
         Milo R. Polovina             46       Chairman of the Board, President
                                                        Chief Executive Officer,
                                                        Treasurer, and Secretary

         John C. Stoner, D.V.M.       69       Director

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended August 31, 2002 all Section 16(a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the only officer whose annual compensation exceeded $100,000.

                                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                     Annual Compensation                 Compensation
                                                     -------------------                 ------------
         Name and                     Fiscal         Salary         Bonus        Compensation        Options
         Principal Position            Year             $             $              $ (1)              #
         ------------------           ------         -------        -----        ------------        --------
         Milo R. Polovina             2002           135,600          0               --                   0
         President, Chief             2001           135,600          0               --                   0
         Executive Officer,           2000           132,800          0               --              45,000
         Treasurer, and Secretary

         (1) The total amount of personal benefits paid to Mr. Polovina for fiscal 2002 was less than the lesser of (i) $50,000 or (ii) 10% of his total reported salary and bonus.

         No options were granted to Milo R. Polovina during fiscal 2002. No executive officer exercised options during fiscal 2002. The following table sets forth, for the Chief Executive Officer, the number and year-end value of unexercised options. (All such options were granted at the fair market value of the underlying shares as of the respective grant dates.)

                                 OPTION EXERCISES AND VALUE OF OPTIONS AT END OF FISCAL 2002

                                          Number of Unexercised                        Value of Unexercised
                                            Options at End of                          In-the-Money Options
                                                Fiscal 2002                          at End of Fiscal 2002 (1)
                                        ---------------------------                  -------------------------
         Name                       Exercisable          Unexercisable             Exercisable       Unexercisable
         ----                       -----------          -------------             -----------       -------------
         Milo R. Polovina              205,000               ----                     $9,025             ----

         (1) Calculated on the basis of the fair market value of the underlying securities at August 31, 2002, ($0.22) minus the exercise price per share (ranging from $0.125 to $1.50).

STOCK OPTIONS AND WARRANTS

         The Company has issued certain Common Stock warrants and has a stock option plan which permits the granting of incentive stock options or non-qualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. A stock option plan, initiated prior to the Company's initial public offering
(IPO), reserved 200,000 shares of Common Stock available for future issuance. Additionally, certain options that were issued prior to the IPO are currently outstanding. No options or warrants have been exercised under the plan during Fiscal 2001 or 2002.

At August 31, 2001 and 2002, options for 292,000 and 297,000 shares respectively were exercisable. The total options outstanding at August 31, 2002 are 307,000, with exercise prices of $0.125 to $1.50 per share.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 31, 2002 by:
(i) each director of the Company, (ii) all directors and executive officers as a group, (iii) the Chief Executive Officer, and (iv) each shareholder who own more than 5% of the outstanding shares of Common Stock. Except as otherwise indicated, the Company believes each person listed below possesses sole voting and investment power with respect to the shares indicated. Beneficial ownership means the shareholder has voting or investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.


         NAME AND ADDRESS                           SHARES BENEFICIALLY OWNED
         OF BENEFICIAL OWNER                        NUMBER             PERCENT
         -------------------                        ------             -------
         DIRECTORS AND EXECUTIVE OFFICERS

         Milo R. Polovina                           821,600(1)           19.2
         St. Paul, MN  55128

         John C. Stoner                                   0
         Chaska, MN 55318

         All directors and executive officers       821,600              19.2
             as a group (2 persons)

         PRINCIPAL HOLDERS

         Gregory E. Meyer                           319,000               7.9
         Monmouth Beach, NJ 07750

         Samuel & Josephine Poser                   305,069               7.6
         Columbus, WI 53925

         James E. Veiman                            434,500              10.8
         Hugo, MN 55038

----------------------
         (1) Includes (a.) 559,100 shares of stock owned by Mr. Polovina; (b.) 2,500 shares owned by Mr. Polovina's wife, an employee of the Company; (c.) 3,000 shares owned beneficially for Mr. Polovina's children; (d.) options granted to Mr. Polovina for exercise within 60 days to purchase 205,000 shares; and (e.) options granted to Mr. Polovina's wife for exercise within 60 days to purchase 52,000 shares.


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

                                     PART IV

ITEM 13 - EXHIBITS, AND REPORTS ON FORM 8-K

         A.    Documents filed:

               1. FINANCIAL STATEMENTS. The following documents are filed as part of this report on Form 10-KSB: PAGE

                    Report of Independent Public Accountants...........     F-1
                    Balance Sheets -- August 31, 2002 and 2001.........     F-2
                    Statements of Operations -- Years ended
                        August 31, 2002 and 2001.......................     F-3
                    Statements of Shareholders' Equity --
                        Years ended August 31, 2002 and 2001...........     F-4
                    Statements of Cash Flows -- Years ended
                        August 31, 2002 and 2001.......................     F-5
                    Notes to Financial Statements......................     F-6

               2.   EXHIBITS.

                    3.1    Articles of Incorporation*
                    3.2    By-Laws*
                    10.2 Employment Agreement with Milo R. Polovina dated September 25, 1991*
                    10.3   Stock Plan*
                    10.4   Director Stock Option Program*
                    10.5   Employee Stock Purchase Plan+
                    10.6 Lease agreement with Oakdale Properties LLC located at 1311 Helmo Avenue, St. Paul, Minnesota, dated December 6, 1996**
                    10.7 Revised employment agreement with Milo R. Polovina dated January 1995+
                    25     Power of Attorney (included on
                           signature page)
                    99.1   Certification of Officers
                    * Incorporated by reference to the Company's Registration Statement on Form S-18
                        (No. 33-42573C), which became effective on March 9, 1992.
                    + Incorporated by reference to Company's Form 10-KSB dated 8/31/95.
                    ** Incorporated by reference to Company's Form 10-QSB dated 2/28/97.

         B.    Reports on Form 8-K:

               None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROTIDE PHARMACEUTICALS, INC.



                                       By:    /s/ Milo R. Polovina
                                              ----------------------------------
                                              Milo R. Polovina
                                              Chairman of the Board
                                              and President and CEO

                                       Date:  November 19, 2002



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

Signature                         Title                            Date
---------                         -----                            ----

/s/  Milo R. Polovina       Chairman of the Board,            November 19, 2002
---------------------       President, CEO and Director
Milo R. Polovina            (principal executive officer
                            and principal financial officer)


/s/ John C Stoner, D.V.M.              Director               November 19, 2002
-------------------------
John C. Stoner, D.V.M.

                                                   PROTIDE PHARMACEUTICALS, INC.
                                                             St. Paul, Minnesota


                                                        FINANCIAL STATEMENTS AND
                                                          ADDITIONAL INFORMATION
                                            Years Ended August 31, 2002 and 2001

                                                   PROTIDE PHARMACEUTICALS, INC.

                                 FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION
                                            Years Ended August 31, 2002 and 2001
================================================================================

                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT..............................................  F-1

FINANCIAL STATEMENTS
     Balance Sheets.......................................................  F-2
     Statements of Operations.............................................  F-3
     Statements of Stockholders' Equity...................................  F-4
     Statements of Cash Flows.............................................  F-5
     Notes to Financial Statements........................................  F-6

                                     [LOGO]


                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Protide Pharmaceuticals, Inc.
St. Paul, Minnesota


We have audited the balance sheets of Protide Pharmaceuticals, Inc. as of August 31, 2002 and 2001, and the related statements of operations and stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protide Pharmaceuticals, Inc. as of August 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




Wipfli Ullrich Bertelson LLP


September 23, 2002
Chippewa Falls, Wisconsin

                                                   PROTIDE PHARMACEUTICALS, INC.
                                                                  BALANCE SHEETS
                                                        August 31, 2002 and 2001
================================================================================


          ASSETS                                    2002             2001
          ------                                -----------      -----------
Current assets:
  Cash and cash equivalents                     $   200,751      $   197,200
  Short-term investments                             80,934          215,000
  Accounts receivable - Trade                        37,191           26,448
  Inventories                                        56,997           52,711
  Other                                               2,844            7,667
                                                -----------      -----------

    Total current assets                            378,717          499,026
                                                -----------      -----------

Property and equipment:
  Leasehold improvements                            138,426          138,426
  Laboratory and production equipment               226,937          226,937
  Furniture and office equipment                     94,822           94,822
                                                -----------      -----------

  Totals                                            460,185          460,185
  Less - Accumulated depreciation                   412,012          383,622
                                                -----------      -----------

    Net property and equipment                       48,173           76,563
                                                -----------      -----------

  Other assets - Intangibles                         44,828           48,340
                                                -----------      -----------

TOTAL ASSETS                                    $   471,718      $   623,929
                                                ===========      ===========


  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
  Note payable - Bank                           $    71,498      $    72,157
  Accounts payable:
    Trade                                            19,220           12,174
    Other                                             4,207           20,000
  Accrued and other liabilities:
    Payroll and vacation                             23,255           25,608
    Taxes other than income taxes                     6,801            7,955
                                                -----------      -----------

      Total current liabilities                     124,981          137,894
                                                -----------      -----------

Stockholders' equity:
Common stock - $.01 par value:
  Authorized - 40,000,000
  Issued and outstanding - 4,029,134 shares
    in 2002 and 3,733,169 in 2001                    40,291           37,332
  Common stock subscribed - 157,659 shares
    in 2001                                               0            1,577
Additional paid-in capital                        5,832,291        5,768,669
Accumulated deficit                              (5,525,845)      (5,321,543)
                                                -----------      -----------

      Total stockholders' equity                    346,737          486,035
                                                -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   471,718      $   623,929
                                                ===========      ===========


See accompanying notes to financial statements.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                        STATEMENTS OF OPERATIONS
                                            Years Ended August 31, 2002 and 2001
================================================================================


                                                      2002             2001
                                                  -----------      -----------
Sales                                             $   408,911      $   203,564
Cost of sales                                         160,118           94,661
                                                  -----------      -----------

Gross profit on sales                                 248,793          108,903
                                                  -----------      -----------

Operating expenses:
  Research and development                            147,235          151,347
  Marketing and sales                                  97,350          127,849
  General and administrative                          215,331          231,931
                                                  -----------      -----------

    Total operating expenses                          459,916          511,127
                                                  -----------      -----------

Loss from operations                                 (211,123)        (402,224)

Other income (deductions):
  Interest expense                                     (3,414)          (4,078)
  Interest and dividends                                6,589           21,506
  Other                                                 3,646           20,539
                                                  -----------      -----------

Net loss                                          ($  204,302)     ($  364,257)
                                                  ===========      ===========

Basic and diluted net loss per common share       ($     0.05)     ($     0.10)
                                                  ===========      ===========

Weighted average number of shares outstanding       3,808,579        3,726,658
                                                  ===========      ===========


See accompanying notes to financial statements.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Years Ended August 31, 2002 and 2001
================================================================================


                                                               COMMON STOCK
                                    COMMON STOCK                SUBSCRIBED         ADDITIONAL
                                --------------------       --------------------     PAID-IN       ACCUMULATED
                                  SHARES     AMOUNT         SHARES      AMOUNT      CAPITAL         DEFICIT         TOTAL
                                ---------    -------        -------     -------     ----------    -----------       -------
Balances at August 31, 2000     3,683,169    $36,832              0     $     0     $5,691,646    ($4,957,286)    $ 771,192
Shares issued                      50,000        500              0           0          4,500              0         5,000
Shares subscribed                       0          0        157,659       1,577         72,523              0        74,100
Net loss                                0          0              0           0              0       (364,257)     (364,257)
                                ---------    -------        -------     -------     ----------    -----------     ---------

Balances at August 31, 2001     3,733,169     37,332        157,659       1,577      5,768,669     (5,321,543)      486,035
Shares issued                     295,965      2,959       (157,659)     (1,577)        63,622              0        65,004
Net loss                                0          0              0           0              0       (204,302)     (204,302)
                                ---------    -------        -------     -------     ----------    -----------     ---------

Balances at August 31, 2002     4,029,134    $40,291              0     $     0     $5,832,291    ($5,525,845)    $ 346,737
                                =========    =======        =======     =======     ==========    ===========     =========

See accompanying notes to financial statements.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                            Years Ended August 31, 2002 and 2001
================================================================================


                                                                                       2002           2001
                                                                                     ---------     ---------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
    Net loss                                                                         ($204,302)    ($364,257)
                                                                                     ---------     ---------

  Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for depreciation and amortization                                         31,902        32,612
    Changes in operating assets and liabilities:
      Accounts receivable                                                              (10,743)        7,368
      Inventories                                                                       (4,286)          480
      Other assets                                                                       4,823         5,694
      Accounts payable                                                                  (8,747)       24,897
      Accrued and other liabilities                                                     (3,507)       (3,360)
                                                                                     ---------     ---------

      Total adjustments                                                                  9,442        67,691
                                                                                     ---------     ---------

  Net cash used in operating activities                                               (194,860)     (296,566)
                                                                                     ---------     ---------

  Cash flows from investing activities:
    Net decrease in short-term investments                                             134,066       345,867
    Proceeds from note receivable - related party                                            0         6,633
                                                                                     ---------     ---------

  Net cash provided by investing activities                                            134,066       352,500
                                                                                     ---------     ---------

  Cash flows from financing activities:
    Net decrease in short-term debt                                                       (659)       (1,769)
    Proceeds from issuance of common stock                                              65,004         5,000
    Proceeds from issuance of common stock subscriptions                                     0        74,100
                                                                                     ---------     ---------

  Net cash provided by financing activities                                             64,345        77,331
                                                                                     ---------     ---------

Net increase in cash and cash equivalents                                                3,551       133,265
Cash and cash equivalents at beginning                                                 197,200        63,935
                                                                                     ---------     ---------

Cash and cash equivalents at end                                                     $ 200,751     $ 197,200
                                                                                     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for interest                                                $3,414        $4,078



See accompanying notes to financial statements.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Protide Pharmaceuticals, Inc. (the Company) is a biotechnology company incorporated under the laws of the state of Minnesota. The Company is devoted to the discovery, development, and commercialization of technologies and processes in clinical cell therapy and transfusion medicine, specifically in the areas of cancer, genetic disorders, cell engineering and transplantation. Protide's focus is with companies and educational institutions working in the areas of gene therapy, cell therapy, and contract manufacturing.

The Company has experienced recurring losses since inception and has an accumulated deficit of approximately $5,526,000 at August 31, 2002. The Company expects to incur a loss in fiscal year 2003, which will be funded using existing cash and short-term investments.

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

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the potential for impairment of its long-lived assets (primarily property, equipment, and patents). If any such impairment exists, the related assets will be written down to fair value in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." No impairment losses have been incurred through August 31, 2002.

INTANGIBLES

Costs associated with obtaining patents are capitalized and amortized on a straight-line basis over 17 years. Capitalized patent costs are shown net of accumulated amortization of $16,309 and $12,797 as of August 31, 2002 and 2001, respectively.

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

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


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

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures relating to the development of new products, including further research on existing products, are expensed as incurred.

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the year, while diluted loss per share considers the effect of common stock equivalents. Basic and diluted loss per share is the same since all common stock equivalents are anti-dilutive.


NOTE 2  INVENTORIES

Inventories consist of the following:

                              2002        2001
                             -------    -------
Raw materials                $46,702    $43,110
Finished products             10,295      9,601
                             -------    -------

Total inventory              $56,997    $52,711
                             =======    =======


NOTE 3  NOTE PAYABLE - BANK

At August 31, 2002, the Company has a $71,498 bank note, secured by a certificate of deposit held at the same bank, which matures September 2002. The interest rate is 4.0%.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 4  INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                          2002              2001
                                        ---------         ---------
Deferred tax credit                     ($ 80,000)        ($142,000)
Valuation allowance                        80,000           142,000
                                        ---------         ---------

Total provision for income taxes        $       0         $       0
                                        =========         =========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. As of August 31, 2002 and 2001, deferred tax assets were comprised of the following:

                                           2002                2001
                                        -----------         ---------
Deferred tax assets:
  Net operating loss carryforwards      $1,718,000         $1,646,000
  Tax credit carryforwards                  78,000             70,000
  Valuation allowance                   (1,796,000)        (1,716,000)
                                        ----------         ----------

Deferred tax asset                      $        0         $        0
                                        ==========         ==========

Due to the Company's loss experience, a valuation allowance has been established to offset potential future tax benefits resulting from operating and other income tax carryforwards.

The provision for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income tax rate to pretax income as a result of the following differences:

                                                  PERCENT OF
                                                 PRETAX INCOME
                                               ------------------
                                               2002          2001
                                               ----          ----
Statutory federal income tax rates               34%          34%
Decrease in rate resulting from:
  Tax credits                                    (1)          (1)
  Benefits of operating loss carryforwards      (33)         (33)
                                               ----         ----

Effective tax rates                               0%           0%
                                               ====         ====

For income tax purposes, federal and Minnesota net operating loss carryforwards of $4,660,000 and $3,060,000, respectively, exist which expire in various amounts through 2022. Investment credit carryovers of approximately $78,000 expire in various amounts through 2017.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 5  STOCK OPTIONS

The Company had granted options to purchase 349,300 shares of common stock. The Company has also adopted a stock option plan under which 200,000 shares of common stock have been reserved for future issuance. The vesting period and terms of stock options granted are established by the Board of Directors. Generally, the options become exercisable at the date of grant and have a maximum term of ten years.

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issue to Employees," and recognizes no compensation expense for stock options as the option price under the plan equals or is greater than the fair market value of the underlying stock at the date of grant. If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost for the year ended August 31, 2001 would have increased by $5,369, resulting in net loss of $369,626. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model.

There were no stock options granted during the year ended August 31, 2002.

The Company's weighted-average assumptions consisted of the following:

                                             2002           2001
                                             ----           -----
Risk-free interest                            N/A           3.95%
Dividend yield                                N/A           0.00%
Stock price volatility factor                 N/A           1.00%
Weighted-average expected life (years)        N/A           5.00%

Stock option activity consisted of the following:

                                    OPTION     WEIGHTED-AVERAGE
                                    SHARES      EXERCISE PRICE
                                    -----------------------

Outstanding, August 31, 2000        292,000        $   0.63
Granted                              15,000            0.47
                                    -------        --------

Outstanding, August 31, 2001        307,000            0.63
                                    -------        --------

Outstanding, August 31, 2002        307,000            0.63
                                    -------        --------

Exercisable options:
  August 31, 2000                   292,000            0.63
  August 31, 2001                   292,000            0.63
  August 31, 2002                   297,000            0.63

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 5  STOCK OPTIONS (Continued)

Information with respect to stock options outstanding and stock options exercisable as of August 31, 2002 follow:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           ---------------------------------------------------    -----------------------------
                                              WEIGHTED             WEIGHTED                        WEIGHTYED
RANGE OF EXERCISE           NUMBER            AVERAGE              AVERAGE           NUMBER         AVERAGE
PRICES                     OUTSTANDING      REMAINING LIFE      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------          -----------      --------------      --------------    -----------    --------------
$0.125 to $1.50              307,000            7.2                 $0.63           297,000          $0.63

NOTE 6  COMMON STOCK

The Company sold 138,306 shares of common stock at $0.47 per share in a private offering in May 2002.

The Company issued 157,659 shares of common stock in May 2002 for 157,659 common stock subscriptions sold with a warrant at $0.47 per share in a private offering in August 2001.

In December 2000, 50,000 warrants were exercised at $.10 per share for proceeds of $5,000.


NOTE 7  LEASES

The Company leases its office facility under an operating lease agreement expiring in January 2004 with an option for two, five-year renewals.

Future minimum payments under this noncancelable operating lease consist of the following: [OBJECT OMITTED]

Rental expense for all operating leases was $104,150 and $103,600 in 2002 and 2001, respectively.

                                    OPERATING
                                      LEASE
                                    --------
2003                                  73,700
2004                                  30,700
                                    --------

Total minimun lease payments        $104,400
                                    --------

Rental expense for all operating leases was $104,150 and $103,600 in 2002 and 2001, respectively.

                                                   PROTIDE PHARMACEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 8  RELATED PARTY TRANSACTIONS

The Company has entered into an employment agreement with its chief executive officer, for a period of ten years, providing for an annual base salary of not less than $126,000, an annual bonus (not to exceed one-half annual salary), and performance stock options awarded at the discretion of the board of directors. No bonus was authorized in fiscal years 2002 or 2001. No performance stock options were issued during fiscal year 2002 or 2001.


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


NOTE 10  MAJOR CUSTOMERS

In 2002, one major customer accounted for 10% gross sales aggregating $42,900.

In 2001, one major customer accounted for 16% of gross sales aggregating
$31,800.


NOTE 11  CONCENTRATION OF RISK

The Company maintains its cash in bank deposit accounts at various financial institutions. The balances, at times, may exceed federally insured limits. At August 31, 2002, the Company exceeded the insured limit by approximately $37,000.


NOTE 12  RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 classifications.


NOTE 13  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions for the Company's financial instruments are summarized as follows:

Cash, Cash Equivalents, and Short-Term Investments

The carrying values approximate the fair value for these assets.

Short-Term Debt

The carrying value approximates the fair value for the note payable.