Form 10QSB
period 2002-11-20
CELOX LABORATORIES INC
filed 2003-01-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended NOVEMBER 30, 2002 or
                               -----------------

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

          MINNESOTA                                              36-3384240
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                              55128
--------------------------------------------------             -----------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON
------------------------------------------------------------------------------
DECEMBER 31, 2002 WAS 4,029,134.
--------------------------------

Transitional small business format disclosure:

                               Yes ___     No _X_

                                Table of Contents

                          PROTIDE PHARMACEUTICALS, INC.
                          -----------------------------

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                November 30, 2002

PART I-- FINANCIAL INFORMATION                                              Page
                                                                            ----

         ITEM 1.  Financial Statements

                  Balance Sheet as of August 31, 2002
                     and November 30, 2002                                    3

                  Statement of Operations-- Three months ended
                     November 30, 2002 and November 30, 2001                  5

                  Statement of Changes in Shareholders' Equity
                     for the year ended August 31, 2002 and the
                     three months ended November 30, 2002                     6

                  Statement of Cash Flows-- Three months ended
                     November 30, 2002 and November 30, 2001                  7

                  Notes to Financial Statements                               8


         ITEM 2.  Management's Discussion and Analysis of Financial
                     Conditions and Results of Operations                     9


PART II-- OTHER INFORMATION                                                  13

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET
                                              November 30,     August 31,
                                                 2002             2002
                                               ---------       ---------
ASSETS                                       (Unaudited)

CURRENT ASSETS

      Cash and cash equivalents                $ 165,473       $ 200,751
      Certificates of deposit                     80,934          80,934
      Trade receivables                           34,228          37,191
      Accrued interest receivable                  1,509           1,057
      Inventories                                 57,085          56,997
      Other                                        1,847           1,787
                                               ---------       ---------

                  Total current assets           341,076         378,717
                                               ---------       ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Laboratory and production equipment        226,937         226,937
      Office furniture and equipment              94,822          94,822
      Leasehold improvements                     138,426         138,426
                                               ---------       ---------
                                                 460,185         460,185
      Less accumulated depreciation             (418,789)       (412,012)
                                               ---------       ---------

                                                  41,396          48,173

OTHER ASSETS
       Patents, net                               43,950          44,828
                                               ---------       ---------

                  TOTAL ASSETS                 $ 426,422       $ 471,718
                                               =========       =========

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  November 30,       August 31,
                                                      2002             2002
                                                  -----------       -----------
                                                  (Unaudited)
CURRENT LIABILITIES

      Accounts payable                            $    13,138       $    23,427

      Accrued liabilities                              31,800            30,056

      Bank note payable - current                      71,498            71,498
                                                  -----------       -----------

                  Total current liabilities           116,436           124,981
                                                  -----------       -----------

SHAREHOLDERS' EQUITY

      Common stock issued and outstanding              40,291            40,291

      Additional paid-in capital                    5,832,291         5,832,291
                                                  -----------       -----------
                                                    5,872,582         5,872,582

      Accumulated deficit                          (5,562,596)       (5,525,845)
                                                  -----------       -----------

                  Total shareholders' equity          309,986           346,737
                                                  -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   426,422       $   471,718
                                                  ===========       ===========

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

--------------------------------------------------------------------------------
                                                        Three months ended
                                                           November 30,
                                                      2002              2001
--------------------------------------------------------------------------------
REVENUES

  Net sales                                       $   121,160       $    43,695

  Cost of products sold                                35,048            20,946
--------------------------------------------------------------------------------

GROSS MARGIN                                           86,112            22,749
--------------------------------------------------------------------------------
OPERATING EXPENSES

  Research and development                             35,451            35,621

  Marketing and sales                                  28,640            29,369

  Administration                                       59,000            54,994
--------------------------------------------------------------------------------
  Total operating expenses                            123,091           119,984

OPERATING LOSS                                        (36,979)          (97,235)

OTHER INCOME (EXPENSE)

  Interest and investment income                          959             2,116

  Interest expense                                       (731)           (1,022)
--------------------------------------------------------------------------------

  Total other income, net                                 228             1,094

NET LOSS                                          ($   36,751)      ($   96,141)
================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE
                                                  ($     0.01)      ($     0.03)

WEIGHTED AVERAGE NUMBER OF                          4,029,134         3,733,169
COMMON SHARES OUTSTANDING

================================================================================
 See Notes to Financial Statements

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

------------------------------------------------------------------------------------------------------------
                                              Common Stock          Additional
                                         -----------------------      Paid-in     Accumulated
                                              Shares Amount           Capital       Deficit           Total
------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 2002               4,029,134    $   40,291    $5,832,291    ($5,525,845)    $  346,737

       Net loss for the period                                                        (36,751)       (36,751)
------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 2002             4,029,134    $   40,291    $5,832,291    ($5,562,596)    $  309,986

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                                      Three months
                                                                                          ended
                                                                                      November 30,
                                                                                ------------------------
                                                                                  2002            2001
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                                      ($ 36,751)      ($ 96,141)
  Adjustments to reconcile net loss to
    Net cash used in operating activities:
          Depreciation and amortization                                            7,655           7,975
          Changes in assets and liabilities:
               (Increase) decrease in:
                   Accounts receivable                                             2,963           3,012
                   Accrued interest receivable                                      (452)            343
                   Inventories                                                       (88)         (1,229)
                   Other                                                             (60)         (1,285)
               Increase (decrease) in:
                   Accounts payable                                              (10,289)         (3,751)
                   Accrued liabilities                                             1,744         (24,506
--------------------------------------------------------------------------------------------------------

                   Net cash used in operating activities                         (35,278)       (115,582)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of bank certificates of deposit, net                                        0          40,000
  Capital expenditures                                                                 0               0
--------------------------------------------------------------------------------------------------------

                   Net cash from investing activities                                  0          40,000
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
  Proceeds from issuing common stock subscriptions                                     0          25,004
  Principal payments on bank note payable                                              0            (477)
--------------------------------------------------------------------------------------------------------

                   Net cash provided by financing activities                     (35,278          24,527

                   Net increase (decrease) in cash
                     and cash equivalents                                        (35,278)        (51,055)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                            200,751         197,200
--------------------------------------------------------------------------------------------------------

  End of period                                                                $ 165,473       $ 146,145
========================================================================================================

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS -- NOVEMBER 30, 2002


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

     The organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements filed as part of the Company's August 31, 2002 Form 10-KSB. This quarterly report should be read in connection with such annual report.


NOTE B - CASH AND CASH EQUIVALENTS

     For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE C -  SHORT-TERM INVESTMENTS

     As of November 30, 2002, the Company had investments of $80,934 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


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

     Celox Laboratories, Inc. will continue to market products that are sold for research purposes. Celox was formed in 1985 as a Company that researches, develops, manufactures, and markets cell biology products that are used in the propagation of cells derived from mammals, including humans, and other species. These specialized cell growth products are used primarily in academic, pharmaceutical and other commercial laboratories to improve the growth, productivity and quality of cell-derived medical and other biological products such as vaccines, monoclonal antibodies, interferons, and human growth factor. The Company has developed non-serum based products for the growth of human and other mammalian cells.

     The Company markets more than 16 different research products under the Celox Laboratories brand name. The Company's proprietary products consist of four different serum-free supplements and two cell freezing solutions. The Company also manufactures five basal media formulations, a series of buffered saline solutions, other cell biology reagents, and a variety of custom formulations.

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

     During the third quarter of fiscal 2000, the Company entered into an agreement to manufacture specialized solutions for the processing of pancreatic islet cells for transplants. These cells may be used instead of whole organ transplants. During the first quarter of fiscal 2002 an order was received from a second transplant center for these specialized solutions. The revenue from this order was reflected in the second quarter of fiscal 2002. Orders for these solutions have continued in fiscal 2003.

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

     The Company also has distribution of its STEMSOL(TM) and DMSO/Dextran products in Europe and the Pacific Rim through various non-exclusive agreements with local distributors. In addition, the Company's product line is distributed in Japan through Funakoshi Co., LTD, a well-established Japanese distributor.


     RESULTS OF OPERATIONS

     During the quarter ended November 30, 2002, the Company had net sales of $121,160 which was an increase of $77,465 or 177% from $43,695 reported in the same quarter for the prior year. The increase between years results primarily from the amount and timing of custom orders, orders received from distributors and increased sales of the new products.

     The Company had a net loss of $36,751 for the quarter ended November 30, 2002 compared to a net loss of $96,141 for the same period in the previous year. The decreased loss results from substantially increased sales offset somewhat by a small increase in operating expenses. On a per share basis, the loss for the quarter ended November 30, 2002 equaled .009 which was rounded up to 1 cent versus a 3 cent loss in the comparable period in fiscal 2001.

     The cost of products sold was $35,048 or 29% of net sales for the three months ended November 30, 2002, as compared to $20,946 or 48% of net sales for the three months ended November 30, 2001. The decreased percentage for the current quarter results from substantially higher sales as well as the mix of products sold.

     An operating loss of $36,979 was generated for the quarter ended November 30, 2002 compared to an operating loss of $97,235 for the same period in the previous year. The decrease between years resulted from substantial sales increases along with decreases in marketing and sales and research and development expenses offset by increased administrative expenses.

     The Company received interest and investment income of $959 during the quarter ended November 30, 2002 as compared to $2,116 in the prior year. Investment income is derived primarily from the investment of the proceeds from recent private placements. The decrease in investment income during the quarter and the nine month reporting period as compared to the previous year results from significantly lower interest rates available for investment balances.

     Operating expenses increased $3,107 (3%) to $123,091 from $119,984 for the quarter ended November 30, 2002 as compared to the prior year. The increase for the reporting period as compared to the prior fiscal year results from an increase in administrative costs offset by lower marketing and sales expenses and lower research and development expenses.

     Research and development costs decreased by $200 to $35,451 from $35,621 in the current quarter as compared to the previous fiscal year. The small decrease between years results from lower expenditures in the areas of salaries and professional fees as compared to the prior year. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).

     Marketing expenses decreased by $729 (2%) to $28,640 from $29,369 for the quarter ended November 30, 2002 as compared to the previous year. The decrease for the current quarter as compared to the prior fiscal year results from reduced expenditures in several areas in the marketing department. The Company expects that marketing and sales expenses will fluctuate based on introduction of new products, new studies, and as new advertising materials are developed.

     Administrative expenses increased by $4,006 (7%) for the quarter ended November 30, 2002 compared to the previous fiscal year to $59,000 from $54,994 The increase for the three month reporting period is due to higher health insurance premiums as well as the amount and timing of legal and professional fees expended in connection with the introduction of new products, agreements and matters related to the advancement of ViaStem(TM).


LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at November 30, 2002 include cash and short-term investments of $165,473 and net working capital of $224,640. This represents a decrease of $35,278 (18%) in cash and short-term investments and a decrease of $29,096 (11%) in net working capital as compared to August 31, 2002.

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

     During the second quarter of fiscal 2001, 50,000 shares were issued as a result of a private placement participant exercising warrants.

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

     The Company anticipates spending approximately $30,000 during fiscal 2003 on capital expenditures. This does not include costs for clinical trials for ViaStem(TM). Through November 2002 the Company has made no capital expenditures. The Company believes that its capital resources on hand at November 30, 2002 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.

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

               99.1   906 Certifications

           (B) REPORTS ON FORM 8-K

               None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PROTIDE PHARMACEUTICALS, INC.


Dated: January 10, 2003                    By: /S/ Milo R. Polovina
                                               ---------------------------------
                                               Milo R. Polovina, President & CEO
                                               (Principal Financial Officer)