Form 10QSB
period 2003-02-28
CELOX LABORATORIES INC
filed 2003-04-04
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended FEBRUARY 28, 2003 or
                               -----------------

(    )   Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period
         from ______________ to  ______________.


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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON FEBRUARY 28, 2003 WAS 4,029,134.

Transitional small business format disclosure:

                                    Yes _____ No __X__

                                Table of Contents

                          PROTIDE PHARMACEUTICALS, INC.
                          -----------------------------

                              Report on Form 10-QSB
                            for fiscal quarter ended
                               February 28, 20032



PART I-- FINANCIAL INFORMATION                                                                    Page
                                                                                                  ----
         ITEM 1.        Financial Statements

                        Balance Sheet as of August 31, 2002
                           and February 28, 2003                                                   3

                        Statement of Operations -- Three months ended February
                           28, 2003 and February 28, 2002 and six months ended
                           February 28, 2003 and February 28, 2002                                 5

                        Statement of Changes in Shareholders' Equity
                           for the year ended August 31, 2002 and the
                           six months ended February 28, 2003                                      6

                        Statement of Cash Flows -- Six months ended
                           February 28, 2003 and February 28, 2002                                 7

                        Notes to Financial Statements                                              8


         ITEM 2.        Management's Discussion and Analysis of Financial
                           Conditions and Results of Operations                                    9


PART II-- OTHER INFORMATION                                                                       14


                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                February 28,      August 31,
ASSETS                                             2003              2002
                                                ---------         ---------
                                               (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                 $ 169,491         $ 200,751
      Certificates of deposit                      80,934            80,934
      Trade receivables                            49,706            37,191
      Accrued interest receivable                   1,971             1,057
      Inventories                                  61,869            56,997
      Other                                         2,891             1,787
                                                ---------         ---------

                  Total current assets            366,862           378,717
                                                ---------         ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment         226,937           226,937
      Office furniture and equipment               94,822            94,822
      Leasehold improvements                      138,426           138,426
                                                ---------         ---------
                                                  460,185           460,185
      Less accumulated depreciation              (425,565)         (412,012)
                                                ---------         ---------

                                                   34,620            48,173
OTHER ASSETS
       Patents, net                                43,072            44,828
                                                ---------         ---------

                  TOTAL ASSETS                  $ 444,554         $ 471,718
                                                =========         =========


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET


                                               February 28,   August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               2003           2002
                                               -----------    -----------
                                               (Unaudited)
CURRENT LIABILITIES
      Accounts payable                         $    12,269    $    23,427
      Accrued liabilities                           33,918         30,056

      Bank note payable - current                   71,498         71,498
                                               -----------    -----------

                  Total current liabilities        117,685        124,981
                                               -----------    -----------

SHAREHOLDERS' EQUITY
      Common stock issued and outstanding           40,291         40,291
      Additional paid-in capital                 5,832,291      5,832,291
                                               -----------    -----------
                                                 5,872,582      5,872,582
      Accumulated deficit                       (5,545,713)    (5,525,845)
                                               -----------    -----------

                  Total shareholders' equity       326,869        346,737
                                               -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   444,554    $   471,718
                                               ===========    ===========


See Notes to Financial Statements.


PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)


-------------------------------------------------------------------------------------------------------
                                                    Three months ended            Six months ended
                                                       February 28,                  February 28,
                                                   2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------
REVENUES
  Net sales                                    $   160,897    $   118,245    $   282,057    $   161,940
  Cost of products sold                             26,939         52,140         61,987         73,086
-------------------------------------------------------------------------------------------------------

GROSS MARGIN                                       133,958         66,105        220,070         88,854
-------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                          37,670         38,486         73,121         74,107
  Sales and operations                              27,849         26,747         56,489         56,116
  Administration                                    51,673         55,230        110,673        110,224
-------------------------------------------------------------------------------------------------------

  Total operating expenses                         117,192        120,463        240,283        240,447

OPERATING INCOME (LOSS)                             16,766        (54,358)       (20,213)      (151,593)

OTHER INCOME (EXPENSE)
  Interest and investment income                       848          1,745          1,807          3,861
  Other income                                           0          3,645              0          3,645
  Interest expense                                    (731)          (853)        (1,462)        (1,875)
-------------------------------------------------------------------------------------------------------

  Total other income, net                              117          4,537            345          5,631

NET INCOME (LOSS)                              $    16,883    ($   49,821)   ($   19,868)   ($  145,962)
=======================================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                   $      0.00    ($     0.01)   ($     0.00)   ($     0.04)
-------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        4,029,134      3,733,169      4,029,134      3,733,169

=======================================================================================================

 See Notes to Financial Statements.



PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)



                                              Common Stock          Additional
                                             --------------          Paid-in         Accumulated
                                          Shares       Amount        Capital           Deficit            Total
-------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 2002              4,029,134     $40,291        $5,832,291      ($5,525,845)       $346,737


       Net loss for the period                                                           (19,868)        (19,868)
--------------------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 28, 2003            4,029,134     $40,291        $5,832,291      ($5,545,713)       $326,869






PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

----------------------------------------------------------------------------------------------------
                                                                                  Six months ended
                                                                                     February 28,
                                                                                 2003           2002
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                                  ($ 19,868)   ($145,962)
     Adjustments to reconcile net loss to
       Net cash used in operating activities:
             Depreciation and amortization                                       15,309       15,951
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                                       (12,515)     (48,163)
                      Accrued interest receivable                                  (914)        (255)
                      Inventories                                                (4,872)      (5,348)
                      Other                                                      (1,104)      (2,491)
                  Increase (decrease) in:
                      Accounts payable                                          (11,158)      (4,838)
                      Accrued liabilities                                         3,862      (22,394
----------------------------------------------------------------------------------------------------

                      Net cash used in operating activities                     (31,260)    (213,500)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity of bank certificates of deposit, net                                    0       40,000
     Capital expenditures                                                             0            0
----------------------------------------------------------------------------------------------------

                      Net cash from investing activities                              0       40,000
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
     Proceeds from issuing common stock subscriptions                                 0       65,044
     Principal payments on bank note payable                                          0         (649)
----------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities                       0       64,344

                      Net decrease in cash
                        and cash equivalents                                    (31,260)    (109,145)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                        200,751      197,200
----------------------------------------------------------------------------------------------------

     End of period                                                            $ 169,491    $  88,055
====================================================================================================




See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS -- FEBRUARY 28, 2003


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


NOTE C -  SHORT-TERM INVESTMENTS

     As of February 28, 2003, the Company had investments of $80,934 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


NOTE D -  NOTES PAYABLE BANK

     During April 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenants' improvements in the Company's new facility. In February 2001 the loan was renegotiated with a different Bank and has been renewed annually. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 4%, is tied to the certificate of deposit rate.


NOTE E - INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 307,000 shares were not included in the computation of diluted loss per share for the six month period as the results were antidilutive. For the three month period the inclusion of the 307,000 shares in the computation of diluted earnings did not change the basic income per share.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


INTRODUCTION
     A. BACKGROUND AND PRODUCTS

     In January 2001 Celox Laboratories, Inc. and Protide Pharmaceuticals, Inc., merged with the surviving corporation named Protide Pharmaceuticals, Inc.

     Protide Pharmaceuticals, Inc. ("Protide" or the "Company") is a biotechnology company devoted to the discovery, development and commercialization of technologies and processes in clinical cell therapy and transfusion medicine, specifically in the areas of cancer, genetic disorders, cell engineering and transplantation. The focus of Protide is in the area of gene therapy, cell therapy and contract manufacturing for companies and educational institutions.

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

     During the first quarter of fiscal 2001 the Company introduced the new product STEMSOL(TM). STEMSOL(TM) is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, bone marrow, peripheral-blood stem cells and cord blood preservations. In addition, DMSO/Dextran was introduced in the first quarter of fiscal 2001 and is also used as a cryopreservative for cord blood stem cells. These products are labeled for research use only, not for human use.

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

     On March 12, 2003 the Company signed an agreement with the University of Minnesota Physicians Outreach Laboratories (UMPOL), a Minnesota nonprofit Corporation, to complete the preclinical testing for the Company's ViaStem(TM) product. This agreement supersedes an agreement which was executed on March 31, 2000, by Protide with Fairview-University Medical Center (FUMC) University of Minnesota, Minneapolis, MN. FUMC was to provide collecting, processing and assaying of human peripheral blood stem cells as part of Protide's clinical investigation of ViaStem(TM). In the second quarter of fiscal 2002, the FUMC named a new Principal Investigator (PI) at the University of Minnesota to complete the additional information requested by the FDA after the departure of the original PI from the University. This new PI will be part of the UMPOL preclinical test program.

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

     In 1997, the Company entered into a nonexclusive distribution agreement with TaKaRa Shuzo Co., Ltd., Biomedical Group, Kyoto, Japan. Under the agreement, TaKaRa will initially market Celox' proprietary product Cellvation(TM). TaKaRa's Biomedical Group leads the industry in several areas owing to the international scope of its research operations which span from the People's Republic of China to North America and Europe. TaKaRa will market Cellvation(TM) in Japan, Taiwan, Korea and China.

      In addition, the Company's Celox product line is distributed in Japan through Funakoshi Co., LTD, a well-established Japanese distributor.

     The Company also has distribution of its STEMSOL(TM) and DMSO/Dextran products in Europe and the Pacific Rim through various non-exclusive agreements with local distributors.


     RESULTS OF OPERATIONS

     During the quarter ended February 28, 2003, the Company had net sales of $160,897 which was an increase of $42,652 or 36% from $118,245 reported in the same quarter for the prior fiscal year. For the six months ended February 28, 2003 net sales totaled $282,057 versus $161,940 in the same period in the previous fiscal year. This is an increase of $120,117 or 74% from the previous year. The increase between years for both of the reporting periods results primarily from increased sales of new products, the amount and timing of custom orders, and orders received from distributors.

     The Company had net income of $16,883 for the quarter ended February 28, 2003 compared to a net loss of ($49,821) for the same period in the previous fiscal year. For the six months ended February 28, 2003 the company had a net loss of ($19,868) compared to a net loss of ($145,962) for the comparable period in the previous fiscal year. The net income in the three month reporting period compared to a loss in the previous fiscal year results from a substantial increase in sales coupled with a decrease in cost of sales and lower operating expenses. For the sixth month reporting period, the decreased loss results from substantially increased sales, lower cost of sales and a small decrease in operating expenses. On a per share basis, the income of $16,883 resulted in $0.00 for the quarter ended February 28, 2003 compared to a loss of ($0.01) in the three months ended February 28, 2002. For the sixth month reporting period, the loss of ($29,868) equaled ($0.00) on a per share basis compared to a loss of ($0.04) in the sixth months ended February 28, 2002.

     The cost of products sold was $26,939 or 17% of net sales for the three months ended February 28, 2003, as compared to $52,140 or 44% of net sales for the three months ended February 28, 2002. The decreased percentage for the current quarter results from substantially higher sales which causes fixed manufacturing costs to account for a much smaller percentage of sales, as well as the mix of products sold to higher margin products as compared to the previous fiscal year. For the six month period ending February 28, 2003 the cost of products sold was $61,987 or 22% of net sales compared to $73,086 or 45% of sales for the six months ended February 28, 2002. The decrease between reporting periods also results from substantially higher sales and the mix of products sold.

     An operating gain of $16,766 was generated for the quarter ended February 28, 2003 compared to an operating loss of ($54,358) for the same period in the previous fiscal year. For the six months ended February 28, 2003 an operating loss of ($20,213) was generated compared to an operating loss of ($151,593) for the six months ended February 28, 2002. The decrease between years for both of the respective reporting periods resulted from substantial sales increases along with flat to decreased operating expenses.

     The Company received interest and investment income of $848 during the quarter ended February 28, 2003 as compared to $1,745 in the prior fiscal year. Interest and investment income for the six months ended February 28, 2003 totaled $1,807 versus $3,861 in the comparable reporting period in the previous fiscal year. Investment income is derived primarily from the investment of the proceeds from recent private placements. The decrease in investment income during the quarter and the six month reporting period as compared to the previous year results from significantly lower interest rates available for investment balances.



     Operating expenses decreased $3,371 (3%) to $117,192 from $120,463 for the quarter ended February 28, 2003 as compared to the comparable reporting period in the prior fiscal year. The decrease between the respective reporting periods resulted from lower administrative and research and development expenses offset by a small increase in sales and operations expenses. For the six months ended February 28, 2003 operating expenses decreased by $164 to $240,283 from $240,447 for the reporting period as compared to the prior fiscal year.

     Research and development costs decreased by $816 (2%) to $37,670 from $38,486 for the three months ended February 28, 2003 as compared to the three months ended February 28, 2002. For the six months ended February 28, 2003 research and development costs decreased by $986 (1%) to $73,121 from $74,107 from the same reporting period in the prior fiscal year. The small decrease between years for both of the respective reporting periods results from lower expenditures in the areas of salaries and professional fees as compared to the prior year. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem(TM).

     Sales and operations expenses increased by $1,102 (4%) to $27,849 from $26,747 for the three months ended February 28, 2003 as compared the comparable reporting period in the previous fiscal year. For the six month reporting period ended February 28, 2003, sales and operations expenses increased by $373 (1%) to $56,489 from $56,116. The increase for the three month reporting period as well as the six month reporting period as compared to the comparable periods in the prior fiscal year results from increase commissions due to increased sales offset by reduced expenditures in several other areas in the sales and operations department. The Company expects that sales and operations expenses will fluctuate based on sales volume, introduction of new products, new studies, and as new advertising materials are developed.

     Administrative expenses decreased by $3,557 (6%) for the three months ended February 28, 2003 compared to the comparable period in the previous fiscal year to $51,673 from $55,230. The decrease for the three month reporting period as compared to the previous fiscal year is due to lower salaries and benefits offset by higher health insurance premiums. For the six months ended February 28, 2003 administrative expenses increased by $449 as compared to the previous fiscal year to $110,673 from $110,224. The small increase is a combination of lower salaries and benefits offset by increased health insurance premiums as well as legal and professional fees expended in connection with the introduction of new products, agreements and matters related to the advancement of ViaStem(TM).


LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at February 28, 2003 include cash and short-term investments of $169,491 and net working capital of $249,177 This represents a decrease of $31,260 (16%) in cash and short-term investments and a decrease of $4,559 (2%) in net working capital as compared to August 31, 2002.

     The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven year lease. The lease term expires on January 31, 2004. The original lease contains provisions for a renewal option for the Company. There is no guarantee however, that the terms of a new lease will be equal to or better than the existing lease. The Company moved into the new facility during March 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. In February 2000 the loan was renegotiated with a different bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 4%, is tied to the certificate of deposit rate. The loan is for a one year term with a maturity in February 2004. The balance of the tenant improvements over this amount was paid with Company funds.

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

     The Company anticipates spending approximately $20,000 during fiscal 2003 on capital expenditures. This does not include costs for preclinical and clinical trials for ViaStem(TM). Through February 2003 the Company has made no capital expenditures. The Company believes that its capital resources on hand at February 28, 2003 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.








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


                                    PROTIDE PHARMACEUTICALS, INC.


Dated: April 4, 2003          By: /S/ Milo R. Polovina
                                 ---------------------------------------
                                    Milo R.  Polovina, President & CEO
                                    (Principal Financial Officer)