Form 10QSB
period 2003-05-31
CELOX LABORATORIES INC
filed 2003-07-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended MAY 31, 2003 or
                               ------------

() Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________ .

Commission file number          0-19866
                       ----------------------------

                          PROTIDE PHARMACEUTICALS, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

         MINNESOTA                                               36-3384240
--------------------------------------------              ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

1311 HELMO AVENUE, SAINT PAUL, MINNESOTA                          55128
---------------------------------------------             ----------------------
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

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING ON JUNE 30, 2003 WAS 4,029,134.

Transitional small business format disclosure:

                                    Yes _____  No __X__

                                Table of Contents

                          PROTIDE PHARMACEUTICALS, INC.
                          -----------------------------

                              Report on Form 10-QSB
                            for fiscal quarter ended
                                  May 31, 2003




PART I-- FINANCIAL INFORMATION                                                                    Page
                                                                                                  ----
         ITEM 1.        Financial Statements

                        Balance Sheet as of August 31, 2002
                           and May 31, 2003                                                        3

                        Statement of Operations -- Three months ended
                           May 31, 2003 and May 31, 2002 and nine
                           months ended May 31, 2003 and May 31, 2002                              5

                        Statement of Changes in Shareholders' Equity
                           for the year ended August 31, 2002 and the
                           nine months ended May 31, 2003                                          6

                        Statement of Cash Flows -- Nine months ended
                           May 31, 2003 and May 31, 2002                                           7

                        Notes to Financial Statements                                              8


         ITEM 2.        Management's Discussion and Analysis of Financial
                           Conditions and Results of Operations                                    9


PART II-- OTHER INFORMATION                                                                       14


                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                     May 31,   August 31,
ASSETS                                                2003         2002
                                                   ---------    ---------
                                                  (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                    $ 144,444    $ 200,751
      Certificates of deposit                         80,934       80,934
      Trade receivables                               41,733       37,191
      Accrued interest receivable                      2,433        1,057
      Inventories                                     62,699       56,997
      Other                                            2,587        1,787
                                                   ---------    ---------

                  Total current assets               334,830      378,717
                                                   ---------    ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Laboratory and production equipment            229,474      226,937
      Office furniture and equipment                  94,822       94,822
      Leasehold improvements                         138,426      138,426
                                                   ---------    ---------
                                                     462,722      460,185
      Less accumulated depreciation                 (432,372)    (412,012)
                                                   ---------    ---------

                                                      30,350       48,173
OTHER ASSETS
       Patents, net                                   42,194       44,828
                                                   ---------    ---------

                  TOTAL ASSETS                     $ 407,374    $ 471,718
                                                   =========    =========


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET


                                                 May 31,       August 31,
LIABILITIES AND SHAREHOLDERS' EQUITY              2003           2002
                                               -----------    -----------
                                               (Unaudited)
CURRENT LIABILITIES
      Accounts payable                         $    10,419    $    23,427
      Accrued liabilities                           31,265         30,056
      Bank note payable - current                   71,498         71,498
                                               -----------    -----------

                  Total current liabilities        113,182        124,981
                                               -----------    -----------

SHAREHOLDERS' EQUITY
      Common stock issued and outstanding           40,291         40,291
      Additional paid-in capital                 5,832,291      5,832,291
                                               -----------    -----------
                                                 5,872,582      5,872,582
      Accumulated deficit                       (5,578,390)    (5,525,845)
                                               -----------    -----------

                  Total shareholders' equity       294,192        346,737
                                               -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   407,374    $   471,718
                                               ===========    ===========


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)


----------------------------------------------------------------------------------------------
                                          Three months ended             Nine months ended
                                                 May 31,                      May 31,
                                           2003          2002           2003            2002
----------------------------------------------------------------------------------------------
REVENUES
  Net sales                           $   109,573    $   123,503    $   391,630    $   285,443
  Cost of products sold                    27,302         36,484         89,289        109,570
----------------------------------------------------------------------------------------------

GROSS MARGIN                               82,271         87,019        302,341        175,873
----------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Research and development                 36,910         37,185        110,031        111,292
  Sales and operations                     30,769         27,702         87,258         83,818
  Administration                           47,398         49,481        158,071        159,705
----------------------------------------------------------------------------------------------

  Total operating expenses                115,077        114,368        355,360        354,815

OPERATING INCOME (LOSS)                   (32,806)       (27,349)       (53,019)      (178,942)

OTHER INCOME (EXPENSE)
  Interest and investment income              828          1,693          2,635          5,554
  Other income                                  0              0              0          3,645
  Interest expense                           (699)          (818)        (2,161)        (2,693)
----------------------------------------------------------------------------------------------

  Total other income, net                     129            875            474          6,506

NET INCOME (LOSS)                     ($   32,677)   ($   26,474)   ($   52,545)   ($  172,436)
==============================================================================================

BASIC AND DILUTED LOSS PER
COMMON SHARE                          ($     0.01)   ($     0.01)   ($     0.01)   ($     0.05)
----------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               4,029,134      3,736,386      4,029,134      3,734,253
==============================================================================================

See Notes to Financial Statements

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


-----------------------------------------------------------------------------------------------------

                                        Common Stock          Additional
                                     -------------------       Paid-in     Accumulated
                                     Shares        Amount      Capital       Deficit         Total
-----------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 2002         4,029,134   $    40,291   $ 5,832,291   ($5,525,845)   $   346,737



       Net loss for the period            --            --            --       (52,545)       (52,545)
-----------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2003            4,029,134   $    40,291   $ 5,832,291   ($5,578,390)   $   294,192


PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

----------------------------------------------------------------------------------------
                                                                      Nine months ended
                                                                          May 31,
                                                                   ---------------------
                                                                     2003         2002
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for the period                                      ($ 52,545)   ($172,436)
     Adjustments to reconcile net loss to
       Net cash used in operating activities:
             Depreciation and amortization                           22,994       23,926
             Changes in assets and liabilities:
                  (Increase) decrease in:
                      Accounts receivable                            (4,542)     (20,293)
                      Accrued interest receivable                    (1,376)      (1,720)
                      Inventories                                    (5,702)      (4,140)
                      Other                                            (800)        (959)
                  Increase (decrease) in:
                      Accounts payable                              (13,008)      (4,685)
                      Accrued liabilities                             1,209      (22,905)
----------------------------------------------------------------------------------------

                      Net cash used in operating activities         (53,770)    (203,212)
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity of bank certificates of deposit, net                        0       40,000
     Capital expenditures                                            (2,537)           0
----------------------------------------------------------------------------------------

                      Net cash from investing activities             (2,537)      40,000
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
     Proceeds from issuing common stock subscriptions                     0       65,004
     Principal payments on bank note payable                              0         (649)
----------------------------------------------------------------------------------------
                      Net cash provided by financing activities           0       64,355

                      Net decrease in cash
                        and cash equivalents                        (56,307)     (98,857)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                            200,751      197,200
----------------------------------------------------------------------------------------

     End of period                                                $ 144,444    $  98,343
========================================================================================


See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS -- MAY 31, 2003


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


NOTE C -  SHORT-TERM INVESTMENTS

     As of May 31, 2003, the Company had investments of $80,934 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company's cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.


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


NOTE E -LOSS PER COMMON SHARE

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


INTRODUCTION
     A. BACKGROUND AND PRODUCTS

     In January 2001 Celox Laboratories, Inc. and Protide Pharmaceuticals, Inc., merged with the surviving corporation named Protide Pharmaceuticals, Inc.

     Protide Pharmaceuticals, Inc. ("Protide" or the "Company") is a biotechnology company devoted to the discovery, development and commercialization of technologies and processes in clinical cell therapy and transfusion medicine, specifically in the areas of cancer, genetic disorders, cell engineering and transplantation. Protide also provides contract manufacturing for companies and educational institutions.

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

     In March 2000 notice was received from the Patent Office in Canada that a patent had been issued for ViaStem(TM). The Company received notice from the Russian Patent Office in May 2000 of the official issue date for the patent for ViaStem(TM) in Russia. In March 2002 a patent for ViaStem(TM) was received from the Mexican Patent Office. Protide received notice from the Japan Patent Office that a patent on ViaStem(TM) had been granted in Japan. In March 2003 Protide received notice that the European Patent Office intended to grant a patent for ViaStem(TM). Initial reports from other countries that have reviewed the international patent application have been positive. Due to the unique nature of ViaStem(TM), the Company pursued the patent process for this product.

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

     RESULTS OF OPERATIONS

     During the quarter ended May 31, 2003, the Company had net sales of $109,573 which was a decrease of $13,930 or 11% from $123,503 reported in the same quarter for the prior fiscal year. For the nine months ended May 31, 2003 net sales totaled $391,630 versus $285,443 in the same period in the previous fiscal year. This is an increase of $106,187 or 37% from the previous year. The decrease between years for the current quarter as compared to the previous fiscal year is attributable to decreased orders from the Pacific Rim countries due to the SARS epidemic as well as a general reduction in repeat orders due to the Iraq conflict, tensions in the Mideast and concerns over the West Nile virus which has led to reduced cord blood collections and stem cell processing. The large increase for the nine month reporting period results primarily from increased sales of new products during the first six months of this fiscal year, the amount and timing of contract manufacturing orders, and orders received from distributors.

     The Company had a net loss of ($32,677) for the quarter ended May 31, 2003 compared to a net loss of ($26,474) for the same period in the previous fiscal year. For the nine months ended May 31, 2003 the company had a net loss of ($52,545) compared to a net loss of ($172,436) for the comparable period in the previous fiscal year. The net loss in the three month reporting period as compared to the loss in the previous fiscal year results from a reduction in sales as reported above coupled with a decrease in cost of sales and steady operating expenses. For the nine month reporting period, the decreased loss results from substantially increased sales, lower cost of sales and a small increase in operating expenses. On a per share basis, the loss of ($32,677) resulted in ($0.01) for the quarter ended May 31, 2003 compared to a loss of ($0.01) in the three months ended May 31, 2002. For the nine month reporting period, the loss of ($52,545) equaled ($0.01) on a per share basis compared to a loss of ($0.05) in the nine months ended May 31, 2002.

     The cost of products sold was $27,302 or 25% of net sales for the three months ended May 31, 2003, as compared to $36,484 or 30% of net sales for the three months ended May 31, 2002. The decreased percentage for the current quarter results from the mix of products sold to higher margin products as compared to the previous fiscal year. For the nine month period ending May 31, 2003 the cost of products sold was $89,289 or 23% of net sales compared to $109,570 or 38% of sales for the nine months ended May 31, 2002. The decrease between the nine month reporting periods results from substantially higher sales and the mix of products sold.

     An operating loss of ($32,806) was generated for the quarter ended May 31, 2003 compared to an operating loss of ($27,349) for the same period in the previous fiscal year. For the nine months ended May 31, 2003 an operating loss of ($53,019) was generated compared to an operating loss of ($178,942) for the nine months ended May 31, 2002. The increase between years for the three month reporting period results from reduced sales coupled with slightly increased operating expenses. The decrease between years for the nine month reporting periods resulted from substantial sales increases offset slightly by increased operating expenses.

     The Company received interest and investment income of $828 during the quarter ended May 31, 2003 as compared to $1,693 in the prior fiscal year. Interest and investment income for the nine months ended May 31, 2003 totaled $2,635 versus $5,554 in the comparable reporting period in the previous fiscal year. Investment income is derived primarily from the investment of the proceeds from recent private placements. The decrease in investment income during the quarter and the nine month reporting period as compared to the previous year results from significantly lower interest rates available for investment balances.

     Operating expenses increased $709 (1%) to $115,077 from $114,368 for the quarter ended May 31, 2003 as compared to the comparable reporting period in the prior fiscal year. The small increase between the respective reporting periods resulted from lower administrative and research and development expenses offset by a small increase in sales and operations expenses. For the nine months ended May 31, 2003 operating expenses increased by $545 to $355,360 from $354,815 for the reporting period as compared to the prior fiscal year.

     Research and development costs decreased by $275 (1%) to $36,910 from $37,185 for the three months ended May 31, 2003 as compared to the three months ended May 31, 2002. For the nine months ended May 31, 2003 research and development costs decreased by $1,261 (1%) to $110,031 from $111,292 from the same reporting period in the prior fiscal year. The small decrease between years for both of the respective reporting periods results from lower expenditures in the areas of salaries and professional fees as compared to the prior year. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStemTM.

     Sales and operations expenses increased by $3,067 (11%) to $30,769 from $27,702 for the three months ended May 31, 2003 as compared the comparable reporting period in the previous fiscal year. For the nine month reporting period ended May 31, 2003, sales and operations expenses increased by $3,440 (4%) to $87,258 from $83,818. The increase for the three month reporting period as well as the six month reporting period as compared to the comparable periods in the prior fiscal year results from increased commissions due to increased sales offset by reduced expenditures in several other areas in the sales and operations department. The Company expects that sales and operations expenses will fluctuate based on sales volume, introduction of new products, new studies, and as new advertising materials are developed.

     Administrative expenses decreased by $2,083 (4%) for the three months ended May 31, 2003 compared to the comparable period in the previous fiscal year to $47,398 from $49,481. The decrease for the three month reporting period as compared to the previous fiscal year is due to lower salaries and benefits offset by higher health insurance premiums. For the nine months ended May 31, 2003 administrative expenses decreased by $1,634 as compared to the previous fiscal year to $158,071 from $159,705. The small decrease is a combination of lower salaries and benefits offset by increased health insurance premiums as well as reduced legal and professional fees expended in connection with the introduction of new products, agreements and matters related to the advancement of ViaStemTM.


LIQUIDITY AND CAPITAL RESOURCES

     Capital resources on hand at May 31, 2003 include cash and short-term investments of $144,444 and net working capital of $221,648 This represents a decrease of $56,307 (28%) in cash and short-term investments and a decrease of $32,088 (13%) in net working capital as compared to August 31, 2002.

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

     The Company anticipates spending approximately $10,000 during fiscal 2003 on capital expenditures. This does not include costs for preclinical and clinical trials for ViaStem(TM). Through May 2003 the Company has made capital expenditures totaling $2,537. The Company believes that its capital resources on hand at May 31, 2003 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.








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

           99.1     302 and 906 Certifications

           (B) REPORTS ON FORM 8-K

           None





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PROTIDE PHARMACEUTICALS, INC.


Dated: July 11, 2003              By: /s/ Milo R. Polovina
                                      ----------------------------------
                                      Milo R.  Polovina, President & CEO
                                      (Principal Financial Officer)

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


Date: July 11, 2003.
                                  By: /s/ Milo R. Polovina
                                      ----------------------------------
                                      Milo R. Polovina, Chairman of the
                                      Board, President & CEO

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

Date: July 11, 2003.
                                  By: /s/ David E. Tess
                                      ----------------------------------
                                      David E. Tess
                                      Vice President Finance