Form 10KSB
period 2003-08-31
CELOX LABORATORIES INC
filed 2003-12-01
CIK 883720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

Commission file number: 0-19866

PROTIDE PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Minnesota	36-3384240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1311 Helmo Avenue, St. Paul, Minnesota 55128
(Address of principal executive offices)

Issuer’s telephone number: (651) 730-1500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  ☐

        The registrant’s sales for its most recent fiscal year were $503,754.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on October 31, 2003 as reported on the Over-the-Counter Market, was approximately $820,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this number, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of October 31, 2003, the registrant had outstanding 4,029,134 shares of Common Stock.

        Transitional Small Business Disclosure Format.  Yes ☒ No ☐

        Exhibit Index is located on page 19.

PART I

Item 1 — Business

        In January 2001 Celox Laboratories, Inc. and its wholly owned subsidiary, Protide Pharmaceuticals, Inc., merged with the surviving corporation named Protide Pharmaceuticals, Inc. A new ticker symbol, “PPMD,” became effective January 12, 2001.

        Protide Pharmaceuticals, Inc. (“Protide” or the “Company”) is a biotechnology company devoted to the discovery, development and commercialization of technologies and processes in clinical cell therapy and transfusion medicine, specifically in the areas of cancer, genetic disorders, cell engineering and transplantation. The Company provides products and contract services to companies and educational institutions that are working in these areas.

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

Forward Looking Information

        Information contained in this Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “plan”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include the Company’s ability to execute its business plan, uncertainties relating to clinical trials, dependence on third parties and future capital needs.

Background

        To date, the Company has focused its efforts on commercial applications of cell biology — the science of life processes at the cellular level. Cell biology involves the study of the molecular, physical, nutritional, and hormonal needs of cells. The cell is the basic sub-unit of every living system and thus exerts a significant influence on the functioning of the entire organism. Cells are complex, having their own power supplies, digestive systems, communication networks, and centers for producing biological products. The cell holds the key to solving major health problems such as cancer, Acquired Immune Deficiency Syndrome (“AIDS”), atherosclerosis, genetic disorders, diabetes, and mental illness. Having accumulated information concerning cells and cellular functions, scientists are able to manipulate cells outside the body in their efforts to address these major health problems.

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

        Culturing of mammalian cells, tissues, and bacteria is now a widely used technique in the biological sciences, from the basic sciences of cell and molecular biology to the rapidly evolving area of biotechnology. The advent of growing cells in vitro (i.e., in cultures or outside the organism) has permitted extensive studies of specific human and other mammalian cellular functions. Isolated cells are being used increasingly in the study of biological phenomena such as chemical toxicity of therapeutic drugs, cancer cell growth and regulation, and for the production of cell-derived biological products. The types of cells that can be grown in vitro include stem cells, muscle, cartilage, liver, lung, breast, skin, bladder, kidney, pancreatic islet cells, and genetically altered cells producing biological products.

        Recreating in vivo (i.e., in the organism) interactions in an in vitro environment requires special nutrients conducive to cell growth. Once the cells are separated from the complex tissue organization in which they normally thrive, cell biologists, using a cell growth medium as a base, can optimize the in vitro nutritional, hormonal, and physical factors that promote propagation.

        Culturing of human and other mammalian cells requires the use of a nutrient source of cell growth medium. Typically this growth medium includes a mixture of 80% to 90% basal medium that consists of amino acids, sugar, salts, vitamins, and 10% to 20% serum. Serum is derived from the whole blood of humans and other species and provides growth factors necessary for cells to continue to divide in culture. Although serum provides various proteins, enzymes, hormones, trace elements, and undefined regulators for cell growth, accumulated evidence suggests that many of these components are extraneous and may complicate the purification of cell-derived medical and biological products. Serum availability and pricing are volatile and serum can exhibit significant biological variability, including contaminants, thereby affecting researchers’ experimental results and commercial manufacturers’ budgeting and product consistency. Accordingly, if users are unable to purchase a project’s entire serum requirement from the same lot, they may be required to test the quality of the serum throughout the duration of the project.

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

Products and Services

        Protide manufactures 3 products and Celox manufactures over 16 different products. Products manufactured and sold by Protide Pharmaceuticals, Inc. include HemaPro™, which is a low protein, serum-free medium for clonogenic assays or ex vivo expansion of human progenitor cells; Stemsol™, which is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations and DMSO/Dextran which is also a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) with Dextran added. It too is used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations. An additional proposed clinical product, ViaStem™, is undergoing additional preclinical testing. This product was developed to improve the preservation of critical cells (e.g., human stem cells and dendritic cells), which are required for bone marrow transplantation. Additional uses for ViaStem™ include cryopreservation of cord blood and platelets.

        Celox Laboratories, Inc. will continue to market the proprietary serum-free supplements: TCM™, TM-235™, TCH™, and Nephrigen™, as well as two cell freezing solutions, Cellvation™ and a newly introduced product, pZerve™. Nephrigen™ was introduced in fiscal 1998 and is a serum-free growth medium developed specifically for the culturing of Human Embryonic Kidney (293) cells. As part of the Nephrigen™ system, the Company also introduced a non-enzymatic dissociation solution that is used instead of an enzyme such as trypsin. pZerve™ was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve™ is used as a research product only, it is not for human use.

      Protide Pharmaceuticals, Inc. Cell Therapy Products

      HemaPro™

        HemaPro™ was developed as a serum-free medium for use in clonogenic assays or ex vivo expansion of human progenitor cells. HemaPro™ does not contain erythropoietin, recombinant growth factors, human serum or fetal bovine serum, thereby making it effective in studying stimulatory factors under controlled conditions.

      Stemsol™

        Stemsol™ is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations. This is not a FDA approved product.

      DMSO/Dextran

        DMSO/Dextran is also a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) with Dextran added. It too is used in a cryopreservation solution for, among other things, peripheral-blood stem cells and cord blood preservations. This is not a FDA approved product.

      ViaStem™

        ViaStem™ is a cell solution that was developed as a new technology for ultra-low temperature preservation of critical cells like those required for bone marrow transplantations. The Company believes that ViaStem™ has the potential of preventing certain complications associated with current procedures, such as toxicity and nausea. Preliminary data indicates that ViaStem™ increases the viability and preservation of critical cells. Other potential applications for ViaStem™ include preservation of umbilical cord cells, dendritic cells, platelets, and red blood cells. ViaStem™ is undergoing additional pre-clinical testing and the Company anticipates beginning human trials during fiscal 2005. During May 2000 the Company submitted an application to the FDA to initiate human clinical trials for ViaStem™. This was the first submission ever made by the Company to the FDA for testing in human subjects.

      Celox Laboratories, Inc. Products

      Serum-Free Supplements

        The Company has developed four technically advanced serum-free supplements to address the inadequacies of serum-based media. The Company’s defined basal media supplements, TCM™, TM-235™, TCH™ and Nephrigen™ are fortified, low-protein, multipurpose serum-free supplements formulated for the long-term culturing of a wide variety of cell types. These supplements contain chemically-defined, growth-promoting factors that enhance the growth, productivity, and purity of highly specialized cells that secrete biological products such as monoclonal antibodies, interferons, human growth factor, insulin, tissue plasminogen, enzymes, and proteins/antigens for vaccine production. These supplements also improve the biochemical analysis of nutrient and hormonal effects on the differentiation and function of cells.

        TCM™ was formulated as a general serum replacement for a variety of cell types from species including rodent, dog, cat, rabbit, pig, monkey, and human. This product was designed for cost-effective use. TCM™ is not highly specific to a single cell type and is therefore effective in many research and manufacturing situations. TCM™ has a Drug Master File classification from the Food and Drug Administration (FDA), which makes it suitable for the manufacturing of biologicals (e.g., vaccines, monoclonal antibodies, etc.).

        TM-235™ is similar to TCM™, but contains additional proprietary components. This product was developed for cell lines that require more than 10% fetal calf serum and is slightly more expensive than TCM™.

        TCH™ was developed specifically for human hybridomas (cell secreting monoclonal antibodies) and other human cells of lymphoid origin (originating in the lymphatic or immune system). TCH™ contains no animal proteins and is compatible for use in the production of human biological products.

        Nephrigen™ was developed specifically for the culturing of Human Embryonic Kidney (293) cells. It is a cost-effective, low protein medium which provides the optimum growth conditions for high density, long-term culturing. Human embryonic kidney cells are frequently used for human adenovirus production, drug screening, toxicity testing and the production of recombinant proteins. Nephrigen™ is sold in a kit format with 2 x 500ml bottles of basal media along with a 20ml supplement. As part of the Nephrigen™ system, a non-enzymatic dissociation solution was introduced to be used instead of an enzyme such as trypsin.

        The Company sells TCM™, TM-235™, TCH™ and Nephrigen™ at prices competitive with serum and other serum-free supplements. (See “Business — Competition.”) The reliability and rigorous quality control involved in manufacturing TCM™, TM-235™, TCH™ and Nephrigen™ allow researchers to purchase as little as a one-week supply of supplements rather than enough for an entire project as is often necessary with serum-based media. The consistency of TCM™, TM-235™, TCH™ and Nephrigen™ reduces the need to qualify the supplements prior to each use. TCM™, TM-235™, TCH and Nephrigen™ are concentrated to a level of fifty times in small-volume packages for easier shipment and storage than comparable amounts of serum, which are typically sold in non-concentrated form.

      Cellvation™

        Cellvation™ is a cryopreservative, or cell freezing medium, used in the storage of cells at ultra-low temperatures. Cellvation™ does not contain any type of serum or dimethyl sulfoxide, both of which have traditionally been used in cell freezing. Although the Company believes Cellvation™ is ideal for cells grown without serum, it may also be used for cells cultivated in serum.

      pZerve™

        pZerve™ was introduced in 1999 and is used primarily for cryopreserving human cells. pZerve™ does not contain any type of serum or dimethyl sulfoxide. pZerve™ is used as a research product only, it is not for human use.

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

      Buffered Saline Solutions and Sterile Water

        The Company manufactures two standard buffered saline solutions, of which one product is available at standard concentration levels of one and ten times and sterile Type I water. Applications include cell rinsing, short-term cell storage, and washing solution for diagnostic tests.

      Specialized Solutions

        During the third quarter of fiscal 2000, the Company entered into an agreement to manufacture specialized solutions for the processing of pancreatic islet cells.

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

        The Company has a non-exclusive worldwide distribution agreement with MP Biomedicals, Inc. (formerly ICN Pharmaceuticals, Inc.) (NYSE:ICN), Costa Mesa, CA. Under the agreement, MP Biomedicals is marketing Celox’ TCM™, TCH™, TM-235™ serum replacement products as well as Cellvation™. MP Biomedicals manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.

        In 1997, the Company began providing its proprietary products to Sigma Chemical Company (NASDAQ:SIAL), St. Louis, MO. under a private label distribution agreement.

        In 1997, the Company entered into a non-exclusive distribution agreement with TaKaRa Shuzo Co., Ltd., Biomedical Group, Kyoto, Japan. Under the agreement, TaKaRa will initially market Celox’ proprietary product Cellvation™. TaKaRa’s Biomedical Group leads the industry in several areas owing to the international scope of its research operations which span from the People’s Republic of China to North America and Europe. TaKaRa will market Cellvation™ in Japan, Taiwan, Korea and People’s Republic of China.

        The Company also has distribution of its products in Japan through Funakoshi Co., LTD, a well established Japanese distributor.

Customers

        The Company markets its products to academic, pharmaceutical, biotechnology, cord blood centers and diagnostic companies. In 2003, two major customers accounted for 13% and 11%of gross sales. In 2002, one major customer accounted for 10%of gross sales The loss of these customers would have a material adverse, short-term effect on the Company. (See Note 11 of Notes to Financial Statements.)

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

        In fiscal 1999 the Company introduced a new product — pZerve™. This product is primarily used for cryopreserving human cells. It is intended to be used as a research product only, it is not for human use.

        During the first quarter of fiscal 2001 the Company introduced the new product STEMSOL™. STEMSOL™ is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, peripheral blood stem cells and cord blood preservations. A companion product, DMSO/Dextran ,was introduced in the third quarter of fiscal 2001.

        For the years ended August 31, 2002 and 2003, the Company spent $147,235 and $146,264, respectively, on research and development. During fiscal year 2003, the Company’s primary research and development efforts continued to focus on the completion of pre-clinical testing of ViaStem™ and development of other products utilized in stem cell therapy. Research and developmental expenses will fluctuate based on the status of pre-clinical and clinical trials for ViaStem™ as well as from the introduction of new products.

Manufacturing

        The manufacture of the Company’s products requires sterilization of glassware and packaging, assembly of the chemical components, mixing, sterile filtration, aseptic packaging of the final product, and quality control testing. The assembly, mixing, filtration, and packaging take approximately two to three days, after which the supplements are quarantined for a minimum of three weeks until quality control testing has been completed. The Company tests its supplements for cell growth potential, purity, sterility, uniformity, and integrity.

        The materials used in the Company’s products are available from many sources, although the Company utilizes a select group of vendors to ensure consistency. However, due to industry consolidation, there can be no assurance that the Company will continue to receive the material necessary for the production of its proprietary products that meets the specifications of the Company, USDA and the FDA, in the quantities needed or at competitive prices. The manufacturing process requires biological, chemical, and packaging supplies and equipment that are generally available from several suppliers.

        The Company packages and ships its products from its facility in St. Paul, Minnesota. The Company generally ships within 24 to 48 hours after receiving a purchase order. (See “Item 2 — Properties” for further discussion of Company facilities.)

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

        The Company’s defined serum-free supplements compete with serum and serum-free growth media products from a number of companies, including Invitrogen, Inc.; Irvine Scientific, Inc.; and Sigma Chemical Company. The principal competitive factors for these products are performance, price, reliability, quality and packaging. The Company’s products compete on the basis of all five factors, although management believes its principal competitive advantages are quality and performance. The Company’s defined basal media supplements also compete with serum products, which have traditionally dominated the market for cell growth media. Manufacturers of these products include Invitrogen, Inc.; J.R.H. Biosciences, Inc.; Hyclone Laboratories, Inc.; and Sigma Chemical Company. The Company believes that its products have a competitive advantage over serum-based products on the basis of performance, packaging, and price stability. Many of the same manufacturers also produce products that compete with the Company’s basal media formulations, buffered saline solutions, and other cell biology reagents.

Trade Secrets and Proprietary Technology

        The Company’s ability to compete effectively with other producers may be materially dependent on the proprietary nature of its technologies. The Company pursues a policy of protecting its technological position through the use of trade secrets. Because patenting requires disclosure of technology to the public, and because the nature of certain technology renders policing of infringement difficult, the Company believes its proprietary technology is generally better protected by maintaining strict security and secrecy than by obtaining patents, in most instances. There can be no assurance, however, that competitors will not independently develop substantially the equivalent information or techniques, or otherwise gain access to the Company’s know-how, such as through the employment of scientific personnel who previously worked for the Company.

        To protect its trade secrets, the Company marks all of its proprietary documents confidential, distributes confidential information on a “need-to-know” basis only and uses employee confidentiality agreements. All of the Company’s employees have signed, and future employees and consultants will sign, confidentiality agreements under which they agree not to use or disclose the Company’s proprietary information. The Company intends to vigorously enforce those agreements. There can be no assurance, however, that these confidentiality agreements will be honored or that others will not independently develop similar technology. To the extent that such consultants apply technical information independently developed by them to projects undertaken by the Company, disputes may arise as to the proprietary rights to such information. The Company will also require that vendors, potential vendors, licensees, and joint venturers sign confidentiality agreements whenever appropriate.

        The Company believes that it owns or has the right to use all proprietary technology necessary to license, manufacture, and market its current cell biology products. It is possible that with respect to other applications of the Company’s technology still being evaluated, licenses under patents held by others may be required and there can be no assurance that, if required, such licenses will be available to the Company on acceptable terms.

ViaStem™ Patents and Clinical Trials

        In March 1995, the Company filed a patent application for ViaStem™ in the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company’s ViaStem™ technology through March of 2015. A second U.S. Patent was received in August 1998. This second patent broadened the patented uses of ViaStem™ in bone marrow transplantation and related therapies. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. In October 1998 the Company received notice from the New Zealand and Australian Patent Office that a patent on ViaStem™ had been granted by each of the respective countries. In March 2000 notice was received from the Patent Office in Canada that a patent had been issued for ViaStem™. The Company received notice from the Russian Patent Office in May 2000 of the official issue date for the patent for ViaStem™ in Russia. In March 2002 a patent for ViaStem™ was received from the Mexican Patent Office. Protide received notice from the Japan Patent Office that a patent on ViaStem™ had been granted in Japan. In March 2003

Protide received notice that the European Patent Office intended to grant a patent for ViaStem™ Initial reports from other countries that have reviewed the international patent application have been positive.

        Due to the unique nature of ViaStem™, the Company pursued the patent process for this product.

        On March 31, 2000, Protide Pharmaceuticals, Inc. (the then wholly owned subsidiary of Celox) entered into an agreement with Fairview-University Medical Center (FUMC), Minneapolis, MN. FUMC will provide collecting, processing and assaying of human peripheral blood stem cells as part of Protide’s clinical investigation of ViaStem™. In the second quarter of fiscal 2002, the FUMC named a new Principal Investigator (PI) at the University of Minnesota to complete the additional information requested by the FDA after the departure of the original PI from the University. This agreement was terminated by the Company in September 2003 due to the failure of the University of Minnesota to perform under the donor study agreement.

        During May 2000 the Company submitted an application to the Food and Drug Administration (FDA) to initiate human clinical trials for ViaStem™. This was the first submission ever made by the Company to the FDA for testing in human subjects. In August 2000 the Company announced that it had received notice from the FDA that the clinical trial had been placed on clinical hold pending further requested information. The Company intends to submit the additional requested information to the FDA in the near future.

Government Regulations

        Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research. The Company is required to conform its operations to the FDA’s “current Good Manufacturing Practice” regulations. The FDA requires pre-manufacturing approval for certain new medical devices, drugs, or vaccines. This approval generally requires an unequivocal demonstration of the safety and efficacy of a new device, drug, or vaccine. The FDA approval process is generally costly and time-consuming. Because the Company does not currently produce or sell medical devices, drugs, or vaccines, it is not directly affected by these regulations, other than for the ViaStem™ product. However, if the Company’s customers incorporate the Company’s products into products that are medical devices, drugs, or vaccines, such customers will generally be required to obtain such approvals.

        The Company is also required to obtain Export Certificates from the United States Department of Agriculture (USDA) for the export of certain products which contain animal derived proteins.

        During the second quarter of 1994, the Company received its first Drug Master File Classification from the FDA for the Company’s TCM™ product. This classification will expedite the FDA approval process for customers who want to use the Company’s TCM™ product in the manufacture of drugs or drug substances for human use.

        Although the Company’s present products are not subject to regulations by the FDA or other governmental agencies, it is probable that future products such as ViaStem™ may be subject to such regulations. To the extent that the Company is dependent upon new product development, delays in obtaining any required FDA or other governmental approval may adversely affect the Company.

        The Company applied to the FDA for reclassification as a medical device company so that the Company’s products may be used in wider commercial applications, particularly for the human health care market. In March 1993, the Company received this registration.

        Compliance with federal, state, and local laws, including environmental laws, may require material expenditures by the Company, and the Company believes that such laws could have a material impact on the Company’s operations of financial conditions as outlined below.

        In July 2002, the Sarbannes-Oxley Act of 2002 was signed into law. This Act is intended to provide increased investor protection through various new reporting requirements, internal audit requirements and Company officer certifications. Section 404 of this act requires management to file an internal control report with the annual report on Form 10-K effective for fiscal years ended after September 15, 2003. Because of the limited number of employees at the Company and the expected large expense anticipated to be incurred to comply with Section 404, there can be no assurance that the Company will be able to comply with this Section. Additionally, there can be no gauantee that the Company can bear the expense of compliance with section 404 and may result in no longer being publicly traded.

Employees

        As of October 31, 2003, the Company employed a total of three (3) persons on a full-time basis, of whom two were involved in technical capacities and one in administrative functions, as well as part time and temporary employees. During the next 12 months, the Company anticipates hiring technical personnel, administrative staff, and manufacturing personnel , as needed, based on growth and the introduction of new products. The Company also intends to continue to utilize temporary employees and consultants, as needed, in administrative and general laboratory positions.

Item 2 — Properties

        The Company’s executive offices and laboratories are located in a facility in St. Paul, Minnesota. The Company leases approximately 9,500 square feet of office, laboratory, and warehouse space in this facility. The Company moved into the St. Paul facility during March 1997. This lease expires as of April 1, 2004. Due to increased market rates for rental space, there is no gaurantee that a renewal rate can be obtained that is as favorable to the Company as the existing rate.

Item 3 — Legal Proceedings

        The Company is not presently involved in any material legal proceedings.

Item 4 — Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

        A.   Market Information

        The Company’s Common Stock had been traded on the National Association of Securities Dealers Automated Quotation System since March 9, 1992. Prior to this, there was no public market for the Company’s Common Stock. Beginning August 15, 1996, the Company’s Common Stock began trading on the Over-the-Counter (OTC) Market. Due to a failure to meet a NASDAQ requirement of at least $2,000,000 in net tangible assets, the Company was delisted from the NASDAQ Small Cap Market. The following table sets forth the range of high and low bid quotations of the Company’s Common Stock as reported by the OTC. The quotes represent inter-dealer prices on the OTC Market. The OTC Market quotations reflect inter-dealer prices, without retail mark up or commission and may not necessarily represent actual transactions.

	Stock Prices
	High	Low
Fiscal Year 2002
November 30, 2001 (1st Quarter)	$0.40	$0.18
February 28, 2002 (2nd Quarter)	0.44	0.15
May 31, 2002 (3rd Quarter)	0.35	0.16
August 31, 2002 (4th Quarter)	0.32	0.13
Fiscal Year 2003
November 30, 2002 (1st Quarter)	0.31	0.14
February 28, 2003 (2nd Quarter)	0.20	0.09
May 31, 2003 (3rd Quarter)	0.18	0.09
August 31, 2003 (4th Quarter)	0.38	0.20
Fiscal Year 2004
September 1, 2003 through
October 31, 2003	$0.36	$0.22

        B.   Holders

        As of October 31, 2003, there were approximately 600 holders of the Company’s Common Stock.

        C.   Dividends

        The Company has not paid any dividends on its Common Stock to date and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the expansion and development of its business.

Item 6 — Management’s Discussion and Analysis or Plan of Operation

        The following pertains to the results of operations and financial position of the Company for the two fiscal years ended August 31, 2003 and August 31, 2002 and should be read in conjunction with the financial statements included elsewhere herein.

Results of Operations

        The Company had a net loss of $96,494 in fiscal 2003 compared to net loss of $204,302 in fiscal 2002. A large increase in sales with improved profit margins contributed to the decreased loss for fiscal 2003.

        Net sales increased 23% or $94,843 to $503,754 in fiscal 2003 from $408,911 in fiscal 2002, primarily due to sales of cord blood related products, the timing of orders received from manufacturing customers and the amount and timing of distributors orders. Two customers accounted for sales of more than 10% of the Company’s annual sales in fiscal 2003. In fiscal 2002 one customer accounted for more than 10% of Company sales. (See Note 11 of Notes to Financial Statements.)

        The Company also received interest income of $3,422 in fiscal 2003 compared to $6,589 in fiscal 2002 This is primarily due to the Company’s cash position as a result of its March 1992 initial public offering and subsequent private placements. The decrease between years is due to the use of cash in operations coupled with significantly lower effective interest rates on investments.

        A portion of the proceeds from the March 1992 initial public offering had been invested in the Piper Jaffray Institutional Government Income Fund. Due to an unexpected decline in value of the Fund, which was attributed to the purchase of derivatives, class action litigation by investors began in 1994. In February 1995, Piper Jaffray Companies Inc. announced a $70 million (less attorney fees) settlement to settle such litigation, subject to court approval and acceptance of the settlement by a large percentage of the Funds’ shareholders. In August 1995, a federal judge gave preliminary approval to this settlement, which was a combination of $20 million in cash and $50 million in 8% notes payable. All payments were received from Piper Jaffray in accordance with the schedule outlined by the court. Litigation by investors against auditors of the Fund related to Fund losses was settled in June 2000. In October 2000, the Company received a check in the amount of $20,539 from the KPMG Litigation Settlement fund, which was recognized as other income in fiscal 2001. A final residual payment was received in the first quarter of fiscal 2002 and was recognized as other income.

        Sales and operations and general and administrative expenses increased by less than 1% or $792 from $312,681 in fiscal 2002 to $313,473 in fiscal 2003. The small increase between the respective periods was due to expense control and stable wages and health care costs.

        Cost of goods sold decreased by $19,049 as compared to fiscal 2002, and represented 28% of sales in fiscal 2003 compared to 39% of sales in fiscal 2002 The decrease in the cost of goods sold as a percentage of sales results from a large increase in sales as well as the mix of products sold during the comparable periods as new product sales continued to increase and other products were discontinued.

        Research and development expenses decreased by 1% or $971 to $146,264 in fiscal 2003 from $147,235 in fiscal 2002. The decrease between years results from the timing and amount of professional fees and other costs associated with the patent filing for ViaStem™ as well as salaries and wages related to advancing ViaStem™ through pre-clinical and clinical trials. The Company did not introduce any new products in fiscal 2003. The Company presently has 16 standard products in addition to a number of specialty manufactured products.

        The basic and diluted loss per common share was ($0.02) in fiscal 2003 compared to ($0.05) in fiscal 2002.

        In 2004, the Company will continue its efforts to increase sales volume through focused marketing activities and through sales of the cord blood related products. The sales and marketing activities will consist of seeking further relationships with independent sales organizations and distributors, expanding its distribution activities with MP Pharmaceuticals, and the Sigma Chemical Company and increased contract manufacturing. Newly introduced products will be marketed by the Company and potentially will be made available to one or more distributors. In addition, the Company will continue to focus on the sales of its proprietary products, which have better margins than the basal media and balanced salt solutions. The Company expects operating costs to increase in 2004 due to the expected costs of the clinical tests for ViaStem™ and International Patent costs for ViaStem™. However, there can be no assurance that sales will increase or that the Company will be profitable in the future. Management does not expect to realize an operating profit in fiscal 2004.

Liquidity and Capital Resources

        During 2003, the Company had capital expenditures in the amount of $2,537. The Company anticipates that capital expenditures for 2003 will be approximately $20,000 to fund additional sales, research and development, and manufacturing growth. This amount does not include any expenditures for clinical investigation.

        At August 31, 2003, the Company had cash and short-term investments totaling $201,466 This cash and short-term investment position is from the proceeds of the Company’s March 1992 initial public offering as well as subsequent private placements in fiscal 1999, 2000 and 2001. Management believes that these funds in addition to product sales will be sufficient to fund operating losses and capital expenditures for fiscal 2004.

        The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven-year lease through April 2004 with an option of two, five year renewals. The Company moved into the new facility during March 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. The loan is secured by a certificate of deposit at the bank. The interest rate for this loan (currently at 4%) is tied to the certificate of deposit rate. The loan was renewed in fiscal 2003 for a one year term with a maturity in February 2004. The balance of the tenant improvements over this amount was paid with Company funds.

        During the third quarter of fiscal 2000 additional funds in the amount of $211,750 were raised by selling units at $1.15 per unit and common stock at $1.40 per share to other investors in a private placement. The additional funds raised were used for general corporate expenses as well as for advancing ViaStem™ through the necessary testing before FDA approval can be obtained.

        The Company sold subscriptions for 157,659 shares of common stock with a warrant at $0.47 per unit in a private offering in August 2001. Common shares were issued for both those subscriptions as well as additional subscriptions sold during fiscal 2002.

        The Company intends to pursue additional financing in fiscal 2004, subject to prevailing market conditions. The Board of Directors approved the issuance of up to 400,000 shares of Preferred Stock to be issued in a Private Placement in order to pursue additional financing. Proceeds raised will be intended to fund preclinical trials for ViaStem™ as well as for general corporate purpases. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStem™.

        At this time, management is not aware of any factors that would have a materially adverse impact on cash flow beyond fiscal 2004 other than the potential for continuing losses and the potential expenses associated with clinical trials for ViaStem™. Management expects operating losses to continue in fiscal 2004.

Effects of Inflation

        The Company believes inflation will not have a significant impact on the Company’s operations.

Seasonality

        The Company’s operations are not subject to seasonal fluctuations.

Item 7 — Financial Statements

        The information required by this item is incorporated by reference to the financial statements, reports, and notes beginning on page F-1.

Item 8 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None

PART III

Item 9 — Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The following table sets forth certain information regarding the director and executive officer of the Company as of October 31, 2003. Directors hold office until the next Annual Shareholder’s meeting.

Name	Age	Position
Milo R. Polovina	47	Chairman of the Board, President
		Chief Executive Officer,
		Treasurer, and Secretary
John C. Stoner, D.V.M.	70	Director

        Milo R. Polovina has been President, Chief Executive Officer, Treasurer, and Secretary of the Company and has served as a director since 1985.

        John C. Stoner, D.V.M. was elected as a director by the Board of Directors in July 2001 to fill a vacancy on the Company’s Board of Directors. Dr. Stoner has been a business consultant since 1997. From 1989 to 1997, Dr. Stoner served as the Director for Commercial Development for Solvay Animal Health, Inc. located in Mendota Heights, Minnesota. Dr. Stoner has been engaged as a consultant by the Company in the past and will likely perform additional consulting services in the future.

Scientific Advisory Board

        Although the Company has a Scientific Advisory Board established to advise the Company on product opportunities and certain advances in biotechnology, the Company intends to establish a Scientific Advisory Board specifically dedicated to ViaStem™. The Company is currently seeking qualified applicants with backgrounds in transplantation medicine to serve on the ViaStem™ Advisory Board.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in Ownership on Forms 4 or 5 with the Securities and Exchange Commission (SEC). Such officers, directors, and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended August 31, 2003 all Section 16(a) filing requirements applicable to its officers, directors, and ten percent stockholders were complied with.

Item 10 — Executive Compensation

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the only officer whose annual compensation exceeded $100,000.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Compensation $ (1)	Options #
Milo R. Polovina	2003	135,600	0	—	30,000
President, Chief	2002	135,600	0	—	0
Executive Officer,	2001	135,600	0	—	0
Treasurer, and Secretary
__________
(1)	The total amount of personal benefits paid to Mr. Polovina for fiscal 2003 was less than the lesser of (i) $50,000 or (ii) 10% of his total reported salary and bonus.

        Options in the amount of 30,000 with an exercise price of $0.16 were granted to Milo R. Polovina during fiscal 2003. No executive officer exercised options during fiscal 2003 The following table sets forth, for the Chief Executive Officer, the number and year-end value of unexercised options. (All such options were granted at the fair market value of the underlying shares as of the respective grant dates.)

Option Exercises and Value of Options at End of Fiscal 2003

	Number of Unexercised Options at End of Fiscal 2003		Value of Unexercised In-the-Money Options at End of Fiscal 2003 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Milo R. Polovina	235,000	—	$10,625	—
__________
(1)	Calculated on the basis of the fair market value of the underlying securities at August 31, 2003, ($0.25) minus the exercise price per share (ranging from $0.125 to $1.50).

Stock Options and Warrants

        The Company has issued certain Common Stock warrants and has a stock option plan which permits the granting of incentive stock options or non-qualified options to key employees and outside directors. Options are granted at 100 percent of the market value at the date of grant and are exercisable over periods up to ten years from grant date in various stages. A stock option plan, initiated prior to the Company’s initial public offering (IPO), reserved 200,000 shares of Common Stock available for future issuance. Additionally, certain options that were issued prior to the IPO are currently outstanding. No options or warrants have been exercised under the plan during Fiscal 2002 or 2003.

At August 31, 2002 and 2003, options for 297,000 and 332,000 shares respectively were exercisable. The total options outstanding at August 31, 2003 are 337,000, with exercise prices of $0.125 to $1.50 per share. (See Note 10 of Notes to Financial Statements.)

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

        Mr. Polovina is also eligible for an annual bonus, determined in the discretion of the Board of Directors, which shall in no event exceed one-half of his annual salary. This agreement also contains a provision relating to compensation in the event of a change in control of the Company followed by a termination of Mr. Polovina’s employment. A “Change in Control” will occur if any person, other than Mr. Polovina, becomes the beneficial owner of securities representing 30% or more of the combined voting power of the outstanding securities of the Company, the stockholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation, or if the persons who were directors of the Company immediately prior to the change in control cease to constitute a majority of the Board of the Directors of the Company or of its successor. Upon a change in control, if Mr. Polovina’s employment is terminated by the Company for reasons other than disability or cause (as defined), he will receive his annual composition pursuant to the agreement for the ten-year term then remaining. In addition, in such a situation, Mr. Polovina will be entitled to require the Company to purchase his shares in the Company at their then fair market value.

Director Compensation

        Non-employee directors receive reimbursement for travel expenses up to $75 related to each Board of Directors meeting attended, and for each committee meeting held at a date other than a date on which a Board meeting is held.

        Under the Company’s Director Stock Option Program (the “Program”), the Company has granted stock options to non-employee directors and intends to continue to grant stock options to attract additional directors. Under the Program, each non-employee director is granted an initial option for 15,000 shares of Common Stock for serving on the Board of Directors. These options vest at 5,000 shares per year for three years commencing one year from the date of grant. The exercise price of any options granted will be not less than the fair market value of the underlying Common Stock on the date of grant. Directors are also eligible to receive supplemental options on an annual basis.

Item 11 — Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of October 31, 2003 by: (i) each director of the Company, (ii) all directors and executive officers as a group, (iii) the Chief Executive Officer, and (iv) each shareholder who own more than 5% of the outstanding shares of Common Stock. Except as otherwise indicated, the Company believes each person listed below possesses sole voting and investment power with respect to the shares indicated. Beneficial ownership means the shareholder has voting or investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
Directors and Executive Officers
Milo R. Polovina	851,600	(1)	19.7
St. Paul, MN 55128
John C. Stoner	0
Chaska, MN 55318
All directors and executive officers	851,600		19.7
as a group (2 persons)
Principal Holders
Gregory E. Meyer	319,000		7.9
Monmouth Beach, NJ 07750
Samuel & Josephine Poser	305,069		7.6
Columbus, WI 53925
James E. Veiman	434,500		10.8
Hugo, MN 55038
__________
(1)	Includes (a.) 559,100 shares of stock owned by Mr. Polovina; (b.) 2,500 shares owned by Mr. Polovina's wife, an employee of the Company; (c.) 3,000 shares owned beneficially for Mr. Polovina's children; (d.) options granted to Mr. Polovina for exercise within 60 days to purchase 235,000 shares; and (e.) options granted to Mr. Polovina's wife for exercise within 60 days to purchase 52,000 shares.

Item 12 — Certain Relationships and Related Transactions

        Mr. Polovina has an employment agreement with the Company. (See “Executive Compensation — Executive Employment Agreement”.)

PART IV

Item 13 — Exhibits, and Reports on Form 8-K

A.	Documents filed:

1.	Financial Statements. The following documents are filed as part of this report on Form 10-KSB:

Page
Report of Independent Public Accountants	F-1
Balance Sheets — August 31, 2003 and 2002	F-2
Statements of Operations — Years ended
August 31, 2003 and 2002	F-3
Statements of Shareholders' Equity —
Years ended August 31, 2003 and 2002	F-4
Statements of Cash Flows — Years ended
August 31, 2003 and 2002	F-5
Notes to Financial Statements	F-6

2.	Exhibits.

3.1	Articles of Incorporation*
3.2	By-Laws*
10.2	Employment Agreement with Milo R. Polovina dated September 25, 1991*
10.3	Stock Plan*
10.4	Director Stock Option Program*
10.5	Employee Stock Purchase Plan†
10.6	Lease agreement with Oakdale Properties LLC located at 1311 Helmo Avenue, St. Paul,
Minnesota, dated December 6, 1996**
10.7	Revised employment agreement with Milo R. Polovina dated January 1995+
25	Power of Attorney (included on signature page)
31	Section 302 Certification of Officers
32	Section 906 Certification of Officers
___________________
*	Incorporated by reference to the Company's Registration Statement on Form S-18
(No. 33-42573C), which became effective on March 9, 1992.
†	Incorporated by reference to Company's Form 10-KSB dated 8/31/95.
**	Incorporated by reference to Company's Form 10-QSB dated 2/28/97.
B.	Reports on Form 8-K:

None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTIDE PHARMACEUTICALS, INC.
By:	/s/ Milo R. Polovina

Milo R. Polovina Chairman of the Board and President and CEO
Date:	November 25, 2003

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

Signature	Title	Date
/s/ Milo R. Polovina	Chairman of the Board,	November 25, 2003
President, CEO and Director
Milo R. Polovina	(principal executive officer
and principal financial officer)
/s/ John C Stoner, D.V.M.	Director	November 25, 2003

John C. Stoner, D.V.M.

Protide Pharmaceuticals, Inc.
St. Paul, Minnesota

Financial Statements
Years Ended August 31, 2003 and 2002

PROTIDE PHARMACEUTICALS, INC.

FINANCIAL STATEMENTS
Years Ended August 31, 2003 and 2002

WIPFLi

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Protide Pharmaceuticals, Inc.
St. Paul, Minnesota

We have audited the balance sheets of Protide Pharmaceuticals, Inc. as of August 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protide Pharmaceuticals, Inc. as of August 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

September 26, 2003
Chippewa Falls, Wisconsin

PROTIDE PHARMACEUTICALS, INC.

BALANCE SHEETS
August 31, 2003 and 2002

Assets	2003	2002

Current assets:
Cash and cash equivalents	$118,720	$200,751
Short-term investments	82,746	80,934
Accounts receivable – Trade	46,128	37,191
Inventories	53,028	56,997
Other	3,145	2,844

Total current assets	303,767	378,717

Property and equipment:
Leasehold improvements	138,426	138,426
Laboratory and production equipment	229,474	226,937
Furniture and office equipment	94,822	94,822

Totals	462,722	460,185
Less – Accumulated depreciation	439,241	412,012

Net property and equipment	23,481	48,173

Other assets – Patents	41,316	44,828

TOTAL ASSETS	$368,564	$471,718

See accompanying notes to financial statements.

PROTIDE PHARMACEUTICALS, INC.

BALANCE SHEETS
August 31, 2003 and 2002

Liabilities and Stockholders’ Equity	2003	2002

Current liabilities:
Note payable – Bank	$71,498	$71,498
Accounts payable:
Trade	17,547	19,220
Other	0	4,207
Accrued and other liabilities:
Payroll and vacation	23,077	23,255
Taxes other than income taxes	6,199	6,801

Total current liabilities	118,321	124,981

Stockholders’ equity:
Common stock – $.01 par value:
Authorized – 40,000,000
Issued and outstanding – 4,029,134 shares in 2003 and 2002	40,291	40,291
Additional paid-in capital	5,832,291	5,832,291
Accumulated deficit	(5,622,339)	(5,525,845)

Total stockholders’ equity	250,243	346,737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,564	$471,718

See accompanying notes to financial statements.

PROTIDE PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS
Years Ended August 31, 2003 and 2002

Sales	$503,754	$408,911
Cost of sales	141,049	160,118

Gross profit on sales	362,705	248,793

Operating expenses:
Research and development	146,264	147,235
Sales and operations	103,748	97,350
General and administrative	209,725	215,331

Total operating expenses	459,737	459,916

Loss from operations	(97,032)	(211,123)
Other income (deductions):
Interest expense	(2,884)	(3,414)
Interest and dividends	3,422	6,589
Other	0	3,646

Net loss	($96,494)	($204,302)

Basic and diluted loss per common share	$(0.02)	$(0.05)

See accompanying notes to financial statements.

PROTIDE PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended August 31, 2003 and 2002

	Common Stock		Common Stock Subscribed
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balances at August 31, 2001	3,733,169	$37,332	157,659	$1,577	$5,768,669	($5,321,543)	$486,035
Shares issued	295,965	2,959	(157,659)	(1,577)	63,622	0	65,004
Net loss	0	0	0	0	0	(204,302)	(204,302)

Balances at August 31, 2002	4,029,134	40,291	0	0	5,832,291	(5,525,845)	346,737
Net loss	0	0	0	0	0	(96,494)	(96,494)

Balances at August 31, 2003	4,029,134	$40,291	0	$0	$5,832,291	($5,622,339)	$250,243

See accompanying notes to financial statements.

PROTIDE PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS
Years Ended August 31, 2003 and 2002

	2003	2002

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	($96,494)	($204,302)

Adjustments to reconcile net loss to net cash used in
operating activities:
Provision for depreciation and amortization	30,741	31,902
Changes in operating assets and liabilities:
Accounts receivable	(8,937)	(10,743)
Inventories	3,969	(4,286)
Other assets	829	4,823
Accounts payable	(5,880)	(8,747)
Accrued and other liabilities	(780)	(3,507)

Total adjustments	19,942	9,442

Net cash used in operating activities	(76,552)	(194,860)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(2,942)	134,066
Capital expenditures	(2,537)	0

Net cash provided by (used in) investing activities	(5,479)	134,066

Cash flows from financing activities:
Net decrease in short-term debt	0	(659)
Proceeds from issuance of common stock	0	65,004

Net cash provided by financing activities	0	64,345

Net increase (decrease) in cash and cash equivalents	(82,031)	3,551
Cash and cash equivalents at beginning	200,751	197,200

Cash and cash equivalents at end	$118,720	$200,751

Supplemental cash flow information:
Cash paid during the year for interest	$2,884	$3,414

See accompanying notes to financial statements.

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

Protide Pharmaceuticals, Inc. (the Company) is a biotechnology company incorporated under the laws of the state of Minnesota. The Company is devoted to the discovery, development, and commercialization of technologies and processes in clinical cell therapy and transfusion medicine, specifically in the areas of cancer, genetic disorders, cell engineering and transplantation. Protide’s focus is with companies and educational institutions working in the areas of gene therapy, cell therapy, and contract manufacturing.

The Company has experienced recurring losses since inception and has an accumulated deficit of approximately $5,622,000 at August 31, 2003. The Company expects to incur a loss in fiscal year 2004, which will be funded using existing cash and short-term investments.

Current and anticipated projects require additional capital. The Company may require funds to conduct marketing, research, preclinical studies, clinical trials, and other such activities relating to the commercialization of potential products. However, the Company’s access to capital funding is uncertain. If adequate funds are not available, the Company may be required to:

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

Accounts Receivable – Trade

Accounts receivable – trade are stated at the amount management expects to collect from balances outstanding at year-end. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

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

Impairment of Long-Lived Assets

The Company periodically assesses the potential for impairment of its long-lived assets (primarily property, equipment, and patents). If any such impairment exists, the related assets will be written down to fair value in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment losses have been incurred through August 31, 2003.

Patents

Costs associated with obtaining patents are capitalized and amortized on a straight-line basis over 17 years.

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized when product is shipped to the customer. Bill and hold sales, in which delivery is delayed at the customer’s request, are recognized when the completed product is ready for delivery.

Shipping and Handling

Revenue received from shipping and handling fees is reflected in net sales. Costs incurred for shipping and handling are reported in cost of sales.

Income Taxes

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability. A valuation allowance has been established to decrease potential future tax benefits.

Research and Development Expenses

Expenditures relating to the development of new products, including further research on existing products, are expensed as incurred.

Basic and Diluted Loss per Common Share

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the year, while diluted loss per share considers the effect of common stock equivalents. The following table shows the computation of basic and diluted earnings per share.

	For the Years Ended August 31,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Loss	($96,494)			($204,302)

Basic EPS
Loss available to common stockholders	(96,494)	4,029,134	($0.02)	(204,302)	3,808,579	($0.05)

Diluted EPS
Loss available to common stockholders	($96,494)	4,029,134	($0.02)	($204,302)	3,808,579	($0.05)

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Common Share (Continued)

Options to purchase 177,000 and 172,000 shares of common stock at prices ranging from $0.47 through $1.50 per share were outstanding during the years ended August 31, 2003 and 2002, respectively. These options were not included in the computation of diluted loss per common share because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire from October 1, 2003 through August 1, 2012, were still outstanding at August 31, 2003 and 2002.

Options to purchase 155,000 and 125,000 shares of common stock at prices ranging from $0.125 through $0.16 per share were outstanding during the years ended August 31, 2003 and 2002, respectively. These options were not included in the computation of diluted loss per common share because the options are anti-dilutive. The options, which expire from August 18, 2008 through August 26, 2013, were still outstanding at August 31, 2003 and 2002.

NOTE 2     INVENTORIES

Inventories consist of the following:

	2003	2002

Raw materials	$41,662	$46,702
Finished products	11,366	10,295

Total inventory	$53,028	$56,997

NOTE 3     PATENTS

The estimated life and carrying values of patents are summarized as follows:

	2003 Estimated Life (Years)	2003	2002

Patents	17	$61,137	$61,137
Less – Accumulated amortization		19,821	16,309

Totals		$41,316	$44,828

Amortization expense for patents was $3,512 in 2003 and 2002.

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3     PATENTS (Continued)

Amortization expense on patents for each of the next five years is as follows:

2004	$3,512
2005	3,512
2006	3,512
2007	3,512
2008	3,512

Total	$17,560

NOTE 4     NOTE PAYABLE – BANK

At August 31, 2003, the Company has a $71,498 bank note, secured by a certificate of deposit held at the same bank, which matures January 2004. The interest rate is 4.0%.

NOTE 5     INCOME TAXES

The provision for income taxes consists of the following:

	2003	2002

Deferred tax provision (credit)	$60,000	($80,000)
Change in valuation allowance	(60,000)	80,000

Total provision for income taxes	$0	$0

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. As of August 31, 2003 and 2002, deferred tax assets were comprised of the following:

	2003	2002

Deferred tax assets:
Property and equipment	$31,000	$25,000
Net operating loss carryforwards	1,619,000	1,693,000
Tax credit carryforwards	86,000	78,000
Valuation allowance	(1,736,000)	(1,796,000)

Deferred tax asset	$0	$0

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5     INCOME TAXES (Continued)

Due to the Company’s loss experience, a valuation allowance has been established to offset potential future tax benefits resulting from operating and other income tax carryforwards.

The provision (credit) for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income tax rate to pretax loss as a result of the following differences:

	Percent of Pretax Income
	2003	2002

Statutory federal income tax rates	(34)	(34)
Increase (decrease) in rates resulting from:
Tax credits	0	(1)
Change in valuation allowance	34	35

Effective tax rates	0%	0%

For income tax purposes, federal and Minnesota net operating loss carryforwards of approximately $4,470,000 and $2,820,000, respectively, exist which expire in various amounts through 2023. Research and development credit carryovers of approximately $86,000 expire in various amounts through 2018.

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6     STOCK OPTIONS

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

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issue to Employees,” and recognizes no compensation expense for stock options as the option price under the plan equals or is greater than the fair market value of the underlying stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended August 31,
	2003	2002

Net loss, as reported	($96,494)	($204,302)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(6,754)	(14,683)

Pro forma net loss	($103,248)	($218,985)

Net loss per common share:
Basic and diluted–as reported	($0.02)	($0.05)

Basic and diluted–proforma	($0.03)	($0.06)

The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model.

The Company’s weighted-average assumptions consisted of the following:

	2003	2002
Risk-free interest	4.50%	4.50%
Dividend yield	0.00%	0.00%
Stock price volatility factor	105.00%	90.00%
Weighted-average expected life (years)	10	10

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6     STOCK OPTIONS (Continued)

Stock option activity consisted of the following:

	Option Shares	Weighted-Average Exercise Price
Outstanding, August 31, 2001	307,000	$0.63
Granted	120,000	1.00
Expired	(120,000)	1.00

Outstanding, August 31, 2002	307,000	0.63
Granted	30,000	0.16

Outstanding, August 31, 2003	307,000	0.58

Exercisable options:
August 31, 2002	297,000	0.63
August 31, 2003	332,000	0.58

Information with respect to stock options outstanding and stock options exercisable as of August 31, 2003 follow:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.125 to $1.50	337,000	6.54 years	$0.58	332,000	$0.58

NOTE 7     COMMON STOCK

The Company sold 138,306 shares of common stock at $0.47 per share in a private offering in May 2002.

The Company issued 157,659 shares of common stock in May 2002 for 157,659 common stock subscriptions sold with a warrant at $0.47 per share in a private offering in August 2001.

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8     LEASES

The Company leases its office facility under an operating lease agreement expiring in April 2004 with an option for two, five-year renewals.

Future minimum payments under this noncancelable operating lease consist of the following:

Operating Lease

2004	$43,007

Rental expense for all operating leases was $101,680 and $104,150 in 2003 and 2002, respectively.

NOTE 9     RELATED PARTY TRANSACTIONS

In January 1995, the Company entered into an employment agreement with Mr. Milo R. Polovina. The agreement provides that Mr. Polovina will serve as Chairman of the Board, Chief Executive Officer, and President of the Company for a period of ten years and will receive a minimum annual base salary of $126,000. The agreement automatically extends for an additional year on each anniversary of the agreement; provided, however, that if the agreement is terminated for any reason other than (i) a change in control; (ii) voluntary resignation, (iii) death, (iv) disability, (v) retirement, or (vi) cause, Mr. Polovina will be entitled to receive his annual base salary and related benefits for a period of five calendar years following the termination.

Mr. Polovina is also eligible for an annual bonus (not to exceed one-half of his annual salary) and performance stock options determined at the discretion of the Board of Directors. This agreement also contains a provision relating to compensation in the event of a change in control of the Company followed by a termination of Mr. Polovina’s employment. A “Change in Control” will occur if (i) any person, other than Mr. Polovina, becomes the beneficial owner of securities representing 30% or more of the combined voting power of the outstanding securities of the Company, (ii) the stockholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation, or (iii) the persons who were directors of the Company immediately prior to the change in control cease to constitute a majority of the Board of the Directors of the Company or of its successor. Upon a change in control, if Mr. Polovina’s employment is terminated by the Company for reasons other than disability or cause (as defined), he will receive his annual compensation pursuant to the agreement for the ten-year term then remaining. In addition, in such a situation, Mr. Polovina will be entitled to require the Company to purchase his shares in the Company at their then fair market value.

Mr. Polovina was awarded 30,000 performance stock options during 2003. No performance stock options were awarded during 2002.

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10     CONTINGENCIES

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

NOTE 11     MAJOR CUSTOMERS

In 2003, two major customers accounted for 13% and 11% of gross sales aggregating $65,000 and $56,200, respectively.

In 2002, one major customer accounted for 10% of gross sales aggregating $42,900.

NOTE 12     CONCENTRATION OF RISK

The Company maintains its cash in bank deposit accounts at various financial institutions. The balances, at times, may exceed federally insured limits. At August 31, 2003, the Company exceeded the insured limit by approximately $98,000.

NOTE 13     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions for the Company’s financial instruments are summarized as follows:

Cash, Cash Equivalents, and Short-Term Investments

The carrying values approximate the fair value for these assets.

Short-Term Debt

The carrying value approximates the fair value for the note payable.

PROTIDE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14     RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which is effective for fiscal years beginning after December 15, 2003. This statement amends SFAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of a company’s accounting policy decisions with respect to stock-based employee compensation.

The FASB issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.

The adoption of SFAS’s 148, 149, and 150 are not anticipated to have a material effect on the Company’s financial statements.