Form 10QSB
period 2003-11-30
CELOX LABORATORIES INC
filed 2004-01-14
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2003 or

( )	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission file number                0-19866

Protide Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

MINNESOTA	36-3384240

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1311 Helmo Avenue, Saint Paul, Minnesota	55128

(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, par value $.01 per share, outstanding on December 31, 2003 was 4,029,134.

Transitional small business format disclosure:

Yes               No      X

Table of Contents

Protide Pharmaceuticals, Inc.

Report on Form 10-QSB
for fiscal quarter ended
November 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

ASSETS	November 30, 2003	August 31, 2003
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$79,886	$118,720
Certificates of deposit	82,746	82,746
Trade receivables	53,477	46,128
Inventories	43,714	53,028
Other	284	3,145

Total current assets	260,107	303,767

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Laboratory and production equipment	229,474	229,474
Office furniture and equipment	94,822	94,822
Leasehold improvements	138,426	138,426

	462,722	462,722
Less accumulated depreciation	(443,500)	(439,241)

	19,222	23,481
OTHER ASSETS
Patents, net	40,439	41,316

TOTAL ASSETS	$319,768	$368,564

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

LIABILITIES AND SHAREHOLDERS’ EQUITY	November 30, 2003	August 31, 2003
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$4,493	$17,547
Accrued liabilities	28,562	29,276
Bank note payable – current	71,498	71,498

Total current liabilities	104,553	118,321

SHAREHOLDERS’ EQUITY
Common stock issued and outstanding	40,291	40,291
Additional paid-in capital	5,832,291	5,832,291

	5,872,582	5,872,582
Accumulated deficit	(5,657,367)	(5,622,339)

Total shareholders’ equity	215,215	250,243

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$319,768	$368,564

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended November 30,
	2003	2002
Revenues
Net sales	$112,347	$121,160
Cost of products sold	29,930	35,048

Gross Margin	82,417	86,112

Operating Expenses
Research and development	35,406	35,451
Sales and operations	27,553	28,640
Administration	54,462	59,000

Total operating expenses	117,421	123,091

Operating Loss	(35,004)	(36,979)
Other Income (Expense)
Interest and investment income	691	959
Interest expense	(715)	(731)

Total other income, net	(24)	228

Net Loss	$(35,028)	$(36,751)

Basic and diluted loss per
common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,029,134	3,733,169

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2003	4,029,134	$40,291	$5,832,291	$(5,622,339)	$250,243
Net loss for the period				(35,028)	(35,028)

Balance at November 30, 2003	4,029,134	$40,291	$5,832,291	$(5,657,367)	$215,215

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended November 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss for the period	$(35,028)	$(36,751)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	5,136	7,655
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(7,349)	2,963
Inventories	9,314	(88)
Other	2,861	(512)
Increase (decrease) in:
Accounts payable	(13,054)	(10,289)
Accrued liabilities	(714)	1,744

Net cash used in operating activities	(38,834)	(35,278)

Cash Flows from Investing Activities:
Maturity of bank certificates of deposit, net	0	0
Capital expenditures	0	0

Net cash from investing activities	0	0

Cash Flows from Financing:
Proceeds from issuing common stock subscriptions	0	0
Principal payments on bank note payable	0	0

Net cash provided by financing activities	0	0
Net decrease in cash
and cash equivalents	(38,834)	(35,278)
Cash and Cash Equivalents:
Beginning of period	118,720	20,751

End of period	$79,886	$165,473

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — November 30, 2003

NOTE A — BASIS OF PRESENTATION

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

        The organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company’s financial statements filed as part of the Company’s August 31, 2003 Form 10-KSB. This quarterly report should be read in connection with such annual report.

NOTE B — CASH AND CASH EQUIVALENTS

        For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE C — SHORT-TERM INVESTMENTS

        As of November 30, 2003, the Company had investments of $82,746 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company’s cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.

NOTE D — NOTES PAYABLE BANK

        During April 1997 the Company borrowed $100,000 from a local bank with the proceeds used for financing a portion of the tenants’ improvements in the Company’s new facility. In February 2001 the loan was renegotiated with a different Bank and has been renewed annually. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 4%, is tied to the certificate of deposit rate.

NOTE E — LOSS PER COMMON SHARE

        Basic loss per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 337,000 shares were not included in the computation of diluted loss per share as the results were antidilutive.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The Company markets more than 16 different research products under the Celox Laboratories brand name. The Company’s proprietary products consist of four different serum-free supplements and two cell freezing solutions. The Company also manufactures basal media formulations, a series of buffered saline solutions, other cell biology reagents, and a variety of custom formulations.

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

        During the third quarter of fiscal 2000, the Company entered into an agreement to manufacture specialized solutions for the processing of pancreatic islet cells for transplants. These cells may be used instead of whole organ transplants. During the first quarter of fiscal 2002 an order was received from a second transplant center for these specialized solutions. The revenue from this order was reflected in the second quarter of fiscal 2002. Orders for these solutions have continued in fiscal 2004.

b.	ViaStem™

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

        In March 2000 notice was received from the Patent Office in Canada that a patent had been issued for ViaStem™. The Company received notice from the Russian Patent Office in May 2000 of the official issue date for the patent for ViaStem™ in Russia. In March 2002 a patent for ViaStem™ was received from the Mexican Patent Office. Protide received notice from the Japan Patent Office that a patent on ViaStem™ had been granted in Japan. In October 2003 Protide received notice that the European Patent Office had issued a patent for ViaStem™. Initial reports from other countries that have reviewed the international patent application have been positive. Due to the unique nature of ViaStem™, the Company pursued the patent process for this product.

        On March 12, 2003 the Company signed an agreement with the University of Minnesota Physicians Outreach Laboratories (UMPOL), a Minnesota nonprofit Corporation, to complete the preclinical testing for the Company’s ViaStem™ product. This agreement supersedes an agreement which was executed on March 31, 2000, by Protide with Fairview-University Medical Center (FUMC) University of Minnesota, Minneapolis, MN. FUMC was to provide collecting, processing and assaying of human peripheral blood stem cells as part of Protide’s clinical investigation of ViaStem™. In the second quarter of fiscal 2002, the FUMC named a new Principal Investigator (PI) at the University of Minnesota to complete the additional information requested by the FDA after the departure of the original PI from the University. This agreement was terminated by the Company in September 2003 due to the failure of the University of Minnesota to perform under the donor study agreement.

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

        The Company continues to sell its products on a direct basis to customers in the United States as well as to seventeen different countries around the world. In addition the Company has formed the following distribution avenues:

        The Company has a nonexclusive worldwide distribution agreement with MP Biomedicals (Formerly ICN Pharmaceuticals, Inc.) (NYSE:ICN), Costa Mesa, CA. Under the agreement, MP Biomedicals is marketing Celox’ TCM™, TCH™, TM-235™ serum replacement products as well as Cellvation™. MP Biomedicals manufactures and markets a broad range of prescription and over-the-counter pharmaceuticals, medical diagnostic products and biotechnology research products in North and Latin America, Eastern and Western Europe and the Pacific Rim countries.

        In 1997, the Company began providing its proprietary products to Sigma Chemical Company (NASDAQ:SIAL), St. Louis, MO. under a private label distribution agreement for worldwide distribution.

        In 1997, the Company entered into a nonexclusive distribution agreement with TaKaRa Shuzo Co., Ltd., Biomedical Group, Kyoto, Japan. Under the agreement, TaKaRa will initially market Celox’ proprietary product Cellvation™. TaKaRa’s Biomedical Group leads the industry in several areas owing to the international scope of its research operations which span from the People’s Republic of China to North America and Europe. TaKaRa will market Cellvation™ in Japan, Taiwan, Korea and China.

        In addition, the Company’s Celox product line is distributed in Japan through Funakoshi Co., LTD, a well-established Japanese distributor.

        The Company also has distribution of its STEMSOL™ and DMSO/Dextran products in Europe and the Pacific Rim through various non-exclusive agreements with local distributors.

        Government Regulations

        In July 2002, the Sarbanes-Oxley Act of 2002 was signed into law. This Act is intended to provide increased investor protection through various new reporting requirements, internal audit requirements and Company officer certifications. Section 404 of this act requires management to file an internal control report with the annual report on Form 10-K effective for fiscal years ended after September 15, 2003. Because of the limited number of employees at the Company and the expected large expense anticipated to be incurred to comply with Section 404, there can be no assurance that the Company will be able to comply with this Section. Additionally, there can be no guarantee that the Company can bear the expense of compliance with section 404 and may result in no longer being publicly traded.

        Results of Operations

        During the quarter ended November 30, 2003, the Company had net sales of $112,347 which was a decrease of $8,813 or 7% from $121,160 reported in the same quarter for the prior fiscal year. The decrease between years for the current quarter as compared to the previous fiscal year is attributable to decreased orders from the Pacific Rim countries due to the SARS epidemic as well as a general reduction in repeat orders due to the Iraq conflict, tensions in the Mideast and concerns over the West Nile virus which has led to reduced cord blood collections and stem cell processing. The amount and timing of orders from distributors and contract manufacturing orders also impacted the current quarter sales.

        The Company had a net loss of ($35,028) for the quarter ended November 30, 2003 compared to a net loss of ($36,751) for the same period in the previous fiscal year. The reduced net loss in the three month reporting period as compared to the loss in the previous fiscal year results from a reduction in sales as reported above offset by a decrease in cost of sales and lower operating expenses. On a per share basis, the loss of ($35,028) resulted in a per share loss of (.009) rounded to ($0.01) for the quarter ended November 30, 2003 compared to a per share loss of ($0.01) in the three months ended November 30, 2002.

        The cost of products sold was $29,930 or 27% of net sales for the three months ended November 30, 2003, as compared to $35,048 or 29% of net sales for the three months ended November 30, 2002. The decreased percentage for the current quarter results from the mix of products sold to higher margin products as compared to the previous fiscal year.

        An operating loss of ($35,004) was generated for the quarter ended November 30, 2003 compared to an operating loss of ($36,979) for the same period in the previous fiscal year. The decrease between years for the three month reporting period results from reduced sales offset by decreased operating expenses.

        The Company received interest and investment income of $691 during the quarter ended November 30, 2003 as compared to $959 in the prior fiscal year. Investment income is derived primarily from the investment of the proceeds from recent private placements. The decrease in investment income during the quarter as compared to the previous year results from significantly lower interest rates available for investment balances as well as reduced investment balances as cash is used in operations.

        Operating expenses decreased $5,670 (5%) to $117,421 from $123,091 for the quarter ended November 30, 2003 as compared to the comparable reporting period in the prior fiscal year. The decrease between the respective reporting periods resulted from lower administrative and sales and operations expenses.

        Research and development costs decreased by $45 to $35,406 from $35,451 for the three months ended November 30, 2003 as compared to the three months ended November 30, 2002. The small decrease between years for the reporting period results from steady expenditures in the research and development area for both years. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStem™.

        Sales and operations expenses decreased by $1,087 (4%) to $27,553 from $28,640 for the three months ended November 30, 2003 as compared the comparable reporting period in the previous fiscal year. The decrease for the three month reporting period as compared to the comparable period in the prior fiscal year results from decreased commissions due to decreased sales and by reduced expenditures in several other areas in the sales and operations department. The Company expects that sales and operations expenses will fluctuate based on sales volume, introduction of new products, new studies, and as new advertising materials are developed.

        Administrative expenses decreased by $4,538 (8%) for the three months ended November 30, 2003 compared to the comparable period in the previous fiscal year to $54,462 from $59,000 The decrease for the three month reporting period as compared to the previous fiscal year is due to lower salaries and benefits and lower depreciation expense offset by higher health insurance premiums.

Liquidity and Capital Resources

        Capital resources on hand at November 30, 2003 include cash and short-term investments of $79,886 and net working capital of $155,554 This represents a decrease of $38,834 (33%) in cash and short-term investments and a decrease of $29,892 (16%) in net working capital as compared to August 31, 2003.

        The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven year lease through April 2004 with an option of two, five year renewals. There is no guarantee however, that the terms of a new lease will be equal to or better than the existing lease. The Company moved into the new facility during March 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. In February 2000 the loan was renegotiated with a different bank. The new loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 4%, is tied to the certificate of deposit rate. The loan is for a one year term with a maturity in February 2004. The balance of the tenant improvements over this amount was paid with Company funds.

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

        The Company anticipates spending approximately $10,000 during fiscal 2004 on capital expenditures. This does not include costs for preclinical and clinical trials for ViaStem™. Through November 2003 the Company has made no capital expenditures. The Company believes that its capital resources on hand at November 30, 2003 together with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year.

Forward Looking Information

        Information contained in this Form 10-QSB contains ” forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “plan”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include the Company’s ability to obtain FDA approval for its clinical products, the ability of the Company to raise additional capital, the ability of the Company to comply with Section 404 of the Sarbanes-Oxley Act and the ability to execute its business plan.

PART II — OTHER INFORMATION

ITEM I. — LEGAL PROCEEDINGS

        The Company is not presently involved in any material legal proceedings.

ITEM 2. — CHANGES IN SECURITIES

        None

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. — OTHER INFORMATION

        None

ITEM 6. — (A)   EXHIBITS

31 Section 302 Certification of Officers

32 Section 906 Certification of Officers

(B) REPORTS ON FORM 8-K

None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTIDE PHARMACEUTICALS, INC.
Dated: January 13, 2004	By:	/s/ Milo R. Polovina

Milo R. Polovina, President & CEO (Principal Financial Officer)