Form 10QSB
period 2004-02-28
CELOX LABORATORIES INC
filed 2004-04-13
CIK 883720

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2004 or

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

The number of shares of common stock, par value $.01 per share, outstanding on March 31, 2004 was 4,029,134.

Transitional small business format disclosure:

Yes _____  No __X__

Table of Contents

Protide Pharmaceuticals, Inc.

Report on Form 10-QSB
for fiscal quarter ended
February 28, 2004

PART I — FINANCIAL INFORMATION

          Page

ITEM 1.

Financial Statements

Balance Sheet as of August 31, 2003

and February 28, 2004

  3

Statement of Operations — Three months ended

February 28, 2004 and February 28, 2003, and

six months ended February 28, 2004 and

February 28, 2003

  5

Statement of Changes in Shareholders’ Equity

for the year ended August 31, 2003 and the

six months ended February 28, 2004

  6

Statement of Cash Flows — Six months ended

February 28, 2004 and February 28, 2003

  7

Notes to Financial Statements

  8

ITEM 2.

Management’s Discussion and Analysis of Financial

Conditions and Results of Operations

  9

PART II — OTHER INFORMATION

 13

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

ASSETS	February 28, 2004	August 31, 2003

	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$109,698	$118,720
Certificates of deposit	71,500	82,746
Trade receivables	76,041	46,128
Inventories	42,667	53,028
Other	1,983	3,145

Total current assets	301,889	303,767

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Laboratory and production equipment	229,474	229,474
Office furniture and equipment	94,822	94,822
Leasehold improvements	138,426	138,426

	462,722	462,722
Less accumulated depreciation	(447,759)	(439,241)

	14,963	23,481
OTHER ASSETS
Patents, net	39,560	41,316

TOTAL ASSETS	$356,412	$368,564

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
BALANCE SHEET

LIABILITIES AND SHAREHOLDERS’ EQUITY	February 28, 2004	August 31, 2003

	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$14,128	$17,547
Accrued liabilities	30,908	29,276
Bank note payable - current	71,498	71,498

Total current liabilities	116,534	118,321

SHAREHOLDERS’ EQUITY
Common stock issued and outstanding	40,291	40,291
Additional paid-in capital	5,832,291	5,832,291

	5,872,582	5,872,582
Accumulated deficit	(5,632,704)	(5,622,339)

Total shareholders’ equity	239,878	250,243

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$356,412	$368,564

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2004	2003	2004	2003

Revenues
Net sales	$170,197	$160,897	$282,544	$282,057
Cost of products sold	29,328	26,939	59,258	61,987

Gross Margin	140,869	133,958	223,286	220,070

Operating Expenses
Research and development	37,644	37,670	73,050	73,121
Sales and operations	30,403	27,849	57,956	56,489
Administration	48,062	51,673	102,524	110,673

Total operating expenses	116,109	117,192	233,530	240,283
Operating Income (Loss)	24,760	16,766	(10,244)	(20,213)
Other Income (Expense)
Interest and investment income	610	848	1,301	1,807
Other income	0	0	0	0
Interest expense	(707)	(731)	(1,422)	(1,462)

Total other income, net	(97)	117	(121)	345
Net Income (Loss)	$24,663	$16,883	($ 10,365)	($ 19,868)

Basic and diluted loss per
common share	$0.01	$0.00	($ 0.00)	($ 0.00)

Weighted average number of
common shares outstanding	4,029,134	4,029,134	4,029,134	4,029,134

See Notes to Financial Statements

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at August 31, 2003	4,029,134	$40,291	$5,832,291	($5,622,339)	$250,243
Net loss for the period				(10,365)	(10,365)

Balance at February 28, 2004	4,029,134	$40,291	$5,832,291	($5,632,704)	$239,878

PROTIDE PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended February 28,
	2004	2003

Cash Flows From Operating Activities:
Net loss for the period	($ 10,365)	($ 19,868)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	10,274	15,309
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(29,913)	(12,515)
Inventories	10,361	(914)
Other	1,162	(1,104)
Increase (decrease) in:
Accounts payable	(3,419)	(11,158)
Accrued liabilities	1,632	3,862

Net cash used in operating activities	(20,268)	(31,260)

Cash Flows from Investing Activities:
Maturity of bank certificates of deposit, net	11,246	0
Capital expenditures	0	0

Net cash from investing activities	11,246	0

Cash Flows from Financing:
Proceeds from issuing common stock subscriptions	0	0
Principal payments on bank note payable	0	0

Net cash provided by financing activities	0	0
Net decrease in cash
and cash equivalents	(9,022)	(31,260)
Cash and Cash Equivalents:
Beginning of period	118,720	200,751

End of period	$109,698	$169,491

See Notes to Financial Statements.

PROTIDE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — February 28, 2004

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

NOTE C — SHORT-TERM INVESTMENTS

        As of February 28, 2004, the Company had investments of $71,500 in certificates of deposit. Certificates of deposit are made only with the highest rated banks. The Company also utilizes a money market fund, which is restricted by its charter to Tier 1 instruments, for a portion of its investments. At times throughout the year, the Company’s cash, cash equivalents and certificates of deposit in financial institutions may exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.

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

NOTE E — LOSS PER COMMON SHARE

        Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Stock options for 337,000 shares were not included in the computation of diluted loss per share for the six month period as the results were antidilutive. For the three month period the inclusion of the 337,000 shares in the computation of diluted earnings did not change the basic income per share.

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

        Celox Laboratories, Inc. manufactures and markets proprietary cell biology and various other standard products for the growth of human and mammalian cells. The Company’s proprietary products consist of serum-free supplements and cell cryopreservation solutions. The Company also manufactures basal media formulations, a series of buffered saline solutions, other cell biology reagents, and a variety of custom formulations. Celox additionally will continue to manufacture contract solutions for manufacturing companies.

        During the first quarter of fiscal 2001 the Company introduced the new product STEMSOLTM. STEMSOLTM is a sterile filtered, USP Grade Dimethyl Sulfoxide (DMSO) used in a cryopreservation solution for, among other things, bone marrow, peripheral-blood stem cells and cord blood preservations. In addition, DMSO/Dextran was introduced in the first quarter of fiscal 2001 and is also used as a cryopreservative for cord blood stem cells. These products are labeled for research use only, not for human use.

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

        b. ViaStemTM

        In March 1995, the Company filed a patent application for ViaStem™ in the U.S. Patent and Trademark Office. The Company received the U.S. Patent in early December 1996. This patent provides protection of the Company’s ViaStem™ technology through March of 2015. A second U.S. Patent was received in August 1998. This second patent broadened the patented uses of ViaStem™ in bone marrow transplantation and related therapies. The Company has also filed the documents needed for an International Patent Application as required by the Patent Cooperation Treaty. Viastem™ currently has gained patent approval in New Zealand, Australia, Canada, Russia, Mexico, Japan and the European Community.

        On March 12, 2003 the Company signed an agreement with the University of Minnesota Physicians Outreach Laboratories (UMPOL), a Minnesota nonprofit Corporation, to complete the preclinical testing for the Company’s ViaStemTM product. This agreement was terminated by the Company in September 2003 due to the failure of the University of Minnesota to perform under the donor study agreement.

        c. Distribution/Marketing

        The Company continues to sell its products on a direct basis to customers in the United States as well as to seventeen different countries around the world. In addition the Company has formed the following distribution avenues:

        The Company has a nonexclusive worldwide distribution agreement with MP Biomedicals, Inc., Costa Mesa, CA. Under the agreement, MP Biomedicals is marketing Celox’ TCMTM, TCH™, TM-235™ serum replacement products as well as Cellvation™. MP Biomedicals manufactures and markets medical and biotechnology products worldwide.

        In 1997, the Company began providing its proprietary products to Sigma Chemical Company (NASDAQ:SIAL), St. Louis, MO. under a private label distribution agreement for worldwide distribution.

        The Company’s Celox product line is distributed in Japan through Funakoshi Co., LTD, a well-established Japanese distributor.

        The Company also has distribution of its STEMSOLTM and DMSO/Dextran products in Europe and the Pacific Rim through various non-exclusive agreements with local distributors.

        Employment Agreement

        On March 22, 2004 the Company received a letter from Milo R. Polovina, President & CEO which notified the Company of material breaches in the terms of the employment agreement between Mr. Polovina and the Company.

        Government Regulations

        In July 2002, the Sarbannes-Oxley Act of 2002 was signed into law. This Act is intended to provide increased investor protection through various new reporting requirements, internal audit requirements and Company officer certifications. Section 404 of this act requires management to file an internal control report with the annual report on Form 10-K effective for fiscal years ended after September 15, 2003. Because of the lack of liquidity of micro-cap stocks and the expected large expense anticipated to be incurred to comply with Section 404 (both professional fees and filing costs), on March 8, 2004 the Company filed a Form 15 with the Securities and Exchange Commission (SEC) to terminate registration of Protide Pharmaceuticals’ common stock under the Securities Exchange Act of 1934.

Upon filing of the Form 15, the obligations of Protide Pharmaceuticals to file with the SEC certain reports and forms, including 10-KSB, 10-QSB and 8-K ceased. Upon the final effective date of the Form 15, which is anticipated to be within 90 days of filing, the obligations of Protide Pharmaceuticals to file proxy statements with the SEC will cease and Protide Pharmaceuticals’ common stock will no longer be eligible for quotation on the OTC Bulletin Board. There is no guarantee that a public market will exist for the common stock of Protide Pharmaceuticals.

        Results of Operations

        During the quarter ended February 28, 2004, the Company had net sales of $170,197 which was an increase of $9,300 or 6% from $160,897 reported in the same quarter for the prior fiscal year. For the six month period ended February 28, 2004, the Company had net sales of $282,544 versus $282, 057 in the six months ended February 28, 2003. The increase between years for the three month reporting period as compared to the previous fiscal year is attributable to an increase in orders from the Pacific Rim countries coupled with and increase in demand for specialized contract manufacturing. The amount and timing of orders from distributors also impacted the current quarter sales. The increase for the three month period ended February 28, 2004 brought the six month sales total up to the same level as for the six months ended in February, 2003.

        The Company had a net income of $24,663 for the quarter ended February 28, 2004 compared to a net income of $16,883 for the same period in the previous fiscal year. For the six months ended February 28, 2004 the Company incurred a loss of ($10,365) as compared to a loss of ($19,868) for the same reporting period in fiscal 2003. The increase in net income in the three month reporting period as compared to the income of $16,883 in the previous fiscal year results from a 6% increase in sales as reported above as well by a decrease in operating expenses. For the six month reporting period the decreased loss was due to level sales, decreased cost of sales and lower operating expenses. On a per share basis for the three months ended February 28, 2004, the income of $24,663 resulted in a per share gain of $0.01 as compared to $0.00 for the quarter ended February 28, 2003. For the six months ended February 28, 2004 the loss of ($10,365) resulted in ($0.00) per share compared to a per share loss of ($0.00) in the six months ended February 28, 2003.

        The cost of products sold was $29,328 or 17% of net sales for the three months ended February 28, 2004, as compared to $26,939 or 17% of net sales for the three months ended February 28, 2003. For the six months ended February 28, 2004, the cost of products sold was $59,258 (21%) versus $61,987 (22%) for the six months ended February 28, 2003. The decreased percentage for the six month period results from the mix of products sold to higher margin products as compared to the previous fiscal year.

        Operating income of $24,760 was generated for the quarter ended February 28, 2004 compared to operating income of $16,766 for the same period in the previous fiscal year. For the six months ended February 28, 2004 an operating loss of ($10,244) was incurred as compared to an operating loss of ($20,213) for the six months ended February 28, 2003. The increase in operating income for the current quarter as compared to the previous fiscal year results from an increase in sales coupled with a modest decrease in operating expenses. The decreased loss between years for the six month reporting period results from level sales and decreased operating expenses.

        Operating expenses decreased $1,083 (1%) to $116,109 from $117,192 for the quarter ended February 28, 2004 as compared to the comparable reporting period in the prior fiscal year. Operating expenses decreased $6,753 (3%) to $233,530 from $240,283 for the six months ended February 28, 2003. The decrease between the respective three month and six month reporting periods resulted from lower administrative expenses offset by increased sales and operations expenses.

        Research and development costs decreased by $26 to $37,644 from $37,670 for the three months ended February 28, 2004 as compared to the three months ended February 28, 2003. For the six months ended February 28, 2004 research and development cost decreased by $71 to $73,050 from $73,121. The small decrease between years for the both reporting periods results from steady expenditures in the research and development area for the respective years. The Company expects the costs of research and development to fluctuate based on the status of preclinical and clinical trials for ViaStemTM.

        Sales and operations expenses increased by $2,554 (9%) to $30,403 from $27,849 for the three months ended February 28, 2004 as compared the comparable reporting period in the previous fiscal year. For the six months ended February 28, 2004 sales and operations expenses increased $1,467 (3%) to $57,956 from $56,489. The increase for the three month reporting period as compared to the comparable period in the prior fiscal year results from increased commissions due to increased sales and by increased shipping supplies expenditures. The increase seen in the six month reporting period resulted from increased freight charges and shipping supplies. The Company expects that sales and operations expenses will fluctuate based on sales volume, introduction of new products, new studies, and as new advertising materials are developed.

        Administrative expenses decreased by $3,611 (7%) for the three months ended February 28, 2004 compared to the comparable period in the previous fiscal year to $48,062 from $51,673 For the six month reporting period administrative expenses decreased by $8,149 to $102,524 from $110,673. The decrease for the three month as well as for the six month reporting period as compared to the previous year is due to lower salaries & benefits and lower depreciation expense offset by higher health insurance premiums.

Liquidity and Capital Resources

        Capital resources on hand at February 28, 2004 include cash and short-term investments of $109,698 and net working capital of $185,355 This represents a decrease of $9,022 (8%) in cash and short-term investments and a decrease of $91 in net working capital as compared to August 31, 2003.

        The Company is leasing approximately 9,500 square feet of office, laboratory and warehouse space in St. Paul, MN under a seven year lease through April 2004. The lease was extended for a two (2) year period beginning April 1, 2004. The Company moved into the new facility during March 1997. As partial payment for tenant improvements in the new facility, the Company borrowed $100,000 from a local bank. The loan is secured by a certificate of deposit at this bank. The interest rate for this loan, currently 4%, is tied to the certificate of deposit rate. The loan is for a one year term with a maturity in February 2005.

        The Company intends to pursue additional financing, subject to prevailing market conditions. There is no guarantee however, that the Company will be able to successfully raise an adequate amount of additional funds with terms that are favorable to the Company. In addition, there can be no assurance that the Company will be able to obtain the necessary FDA approvals for ViaStemTM. If required future financing is unavailable for any reason, the Company may be forced to discontinue operations.

        The Company anticipates spending approximately $10,000 during fiscal 2004 on capital expenditures. This does not include costs for preclinical and clinical trials for ViaStemTM. Through February 2004 the Company has made no capital expenditures. The Company believes that its capital resources on hand at February 28, 2004 with revenues from product sales, will be sufficient to meet its cash requirements for the fiscal year, however, additional capital will be required to fund future operations and product testing.

Forward Looking Information

        Information contained in this Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “plan”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include the Company’s ability to obtain FDA approval for its clinical products, the ability of the Company to raise additional capital and the ability to execute its business plan.

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

      None

ITEM 6. — (A) EXHIBITS

31 Section 302 Certification of Officers

32 Section 906 Certification of Officers

(B) REPORTS ON FORM 8-K

On March 8, 2004 the Company filed a Form 8-K which disclosed a Form 15 filing with the SEC to terminate the registration of its common stock under the Securities and Exchange Act of 1934. Concurrently, the Company filed as an exhibit a Press Release announcing the filing of the Form 15.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTIDE PHARMACEUTICALS, INC.

Dated: April 13, 2004	By: /S/ Milo R. Polovina Milo R. Polovina, President & CEO (Principal Financial Officer)